Form 10KSB
period 2003-12-31
GENESIS FINANCIAL INC
filed 2004-03-30
CIK 1183082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                 For the annual period ended DECEMBER 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to ___________.

                       Commission File Number: 333-103331
                             GENESIS FINANCIAL, INC.
      (Exact name of small business issuer as specified in its charter)

           Washington                                         03-0377717
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                  Number)

           200 North Mullan Road, Suite 217, Spokane, Washington 99206
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

--------------------------------------------------------------------------------
                                 (509) 462-1468
                           (Issuer's telephone number)

                                      N.A.
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Securities registered under Section 12(b) of the Exchange Act: None

     Securities Registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.              Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III or any amendments to this Form
10 KSB.                                                         Yes |X|   No |_|

The Registrant generated revenues for year ending December 31, 2003 of:$454,058

The Aggregate market value of the voting common equity held by non-affiliates computed by reference to the most recent market price as March 15, 2004, was:
                                                                        $918,792

The number of shares of common stock outstanding on March 16, 2003 was:1,597,500

Documents incorporated by Reference:                                      None

Transitional Small Business Disclosure Format.                  Yes | |   No |X|


                                 10-KSB Page 1

                                   FORM 10-KSB
                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

      INTRODUCTION. Genesis was incorporated in the State of Washington on January 24, 2002 for the purpose of purchasing and reselling seller financed real estate receivable contracts (also referred to as "contracts" or "real estate notes"). We will initially focus on purchasing residential and commercial real estate receivables contracts and business notes from $25,000 to $250,000 in value, and we may broker larger transactions. As the business grows, we intend to expand our services to include larger contracts and other forms of cash flow investment instruments. We will purchase contracts from holders at a discount to the face amount, and after a short holding period, we will resell the contracts, typically as part of a larger pool of contracts, at a profit. We add value to the process by acquiring individual contracts, seasoning the contracts for a relatively short period of time, and then assembling individual contracts into a larger pool of contracts that can be offered to larger private, public and institutional investors. A detailed description of the seller financed real estate receivables industry and our intended business follows.

      INDUSTRY BACKGROUND. Real estate notes have been used by sellers ever since men started claiming parcels of land as their own. Historically, no market existed for sale of real estate notes, so a holder of a note typically collected the payments from the borrower, and held the note to maturity. It is only in the last 15 years or so that an active market for selling real estate receivables on a large scale has developed.

      Historically, Metropolitan Mortgage & Securities Co., Inc., Associates Financial Services, and several other large finance companies (Nations Bank, GMAC, Bank of America, Beneficial Finance, AVCO Finance, American General, Chrysler First, Security Pacific, Sears, and others) were the source of funds that drove the real estate receivables market. Some of the larger real estate receivables brokers also obtained specialty warehousing lines provided by First National Acceptance Corp. and Associates Financial Services and used the lines to compete for product by buying receivables direct from sellers.

      Associates Financial, after being acquired by Citigroup abandoned the seller financed receivable market. First National Acceptance Corp. (Lansing,
MI), an affiliate of Michigan State Bank, at one point had approximately $170 million in warehousing lines to large receivables brokers but many of the lines were apparently poorly underwritten and administered, and FNAC incurred considerable losses. As a result, FNAC cancelled almost all of the lines, and this has severely restricted larger brokers' ability to hold real estate receivables for pooling and sale to the secondary markets. Private Mortgage Services filed bankruptcy in 2000. Many of the other sources of funds for buying real estate notes and other cash flow instruments have dried up in recent years.

      The reduction in availability of funds to purchase real estate notes has created a void in the market. The sources for contract sales are more limited, and the brokers with product to sell are faced with limited avenues. This creates a market opportunity for Genesis and is the focus of the Genesis business plan.


                                 10-KSB Page 2

      CURRENT COMPETITION. Bayview Financial Trading Group and C-Bass are currently the primary players in the real estate note buying business. Each of these companies are well funded and have the resources to purchase large quantities of contracts that meet their underwriting requirements. Bayview is a 20 year old private firm owned by management and Allstate Insurance Company. The investment banking firm purchases individual receivables through their subsidiary, Interbay Funding, LLC, located in Dallas, Texas. Large receivables and receivable pools are purchased directly through Bayview's Florida operation. Interbay and Bayview strictly buy wholesale product utilizing the existing broker network.

      C-Bass is a New York based financial services company operating in the real estate receivables market through its subsidiary, NoteOne, Inc. NoteOne is headquartered in Midland, Texas, and focuses on the acquisition of single family receivables throughout the United States. NoteOne utilizes both the wholesale broker network and the retail direct mail campaigns to generate inventory. C-Bass was recently purchased by Philadelphia based Radian Group, Inc. a leading provider of private mortgage insurance.

      There are other regional companies that purchase real estate notes that are better capitalized than Genesis. These regional competitors will also compete with Genesis for contracts in their regions. We purchase notes throughout the United States, and utilize closing agents that are familiar with the real estate requirements in nearly all areas of the country. This allows us to work with a wide range of brokers and we believe our national scope gives us a competitive advantage over regional firms that limit purchases to smaller areas of the country.

      SUSTAINABLE COMPETITIVE ADVANTAGE. At this time, the market for real estate notes is fragmented and disrupted, and there is no single player that dominates the landscape. The fragmented nature of the industry will allow many companies to enter the business and we expect that competitive pressures will serve to keep margins lower than those enjoyed in the recent past. New players will continue to enter the market, but access to funds for purchasing the real estate notes, and contacts with brokers to provide a source of inventory serve as barriers to successful entry into the industry.

      In this competitive environment, we will seek to distinguish our offering from those of our competitors through excellent service, rapid customer response, and consistent and fair underwriting evaluations and procedures. We believe that our market focus on superb service and our existing contacts in the industry will provide a sustainable competitive advantage.

MARKET ANALYSIS

      The seller financed real estate receivables business is a small part of the business of financing real estate purchases. To understand our market, it is helpful to first gain a broader perspective of the overall business of financing real estate purchases, and where our niche fits in the overall market. Key elements of the industry such as the broker network are also described in the paragraphs that follow.

      TRADITIONAL REAL ESTATE FINANCING. The Federal National Mortgage Association (FNMA, or "fannie mae") and the Government National Mortgage Association (GNMA, or "ginnie mae") are agencies of the federal government established many years ago primarily to facilitate financing of 1 - 4 family


                                 10-KSB Page 3
owner-occupied residential real estate. FNMA and GNMA establish strict guidelines for the type of collateral and the creditworthiness standards of the individual buyers. When the collateral and borrower meet those guidelines, traditional mortgage lenders can sell the resulting home loans through a sophisticated and very large secondary market network. Purchasers of FNMA and GNMA "mortgage-backed securities" ultimately provide the funding of such loans. Most of the homes sold in the US are financed through this mechanism.

      When a transaction does not meet strict collateral and credit standards, the transaction cannot be sold through this FNMA/GNMA secondary market funding network, and must be funded through other means. In many cases, seller financing is the most desirable alternative, and that is when Genesis can help.

      SELLER FINANCED REAL ESTATE RECEIVABLES. The number of seller-financed real estate receivables transactions is difficult to quantify because the transactions are private. The only way to accurately identify seller financed receivables in a given county would involve physically reviewing every title transfer recorded throughout an entire county. To the best of our knowledge, there is little reliable data that is publicly available. We know that Metropolitan, Associates, and the American Cash Flow Institute have all conducted research over the years, but much of this information is either not publicly available or is costly to obtain.

      Taking what information is available publicly, it is possible to get a rough idea of the size of a single aspect of the real estate business (single family residential). The Bureau of Census issued a report in October, 1994 on financing of residential property. See Bureau of the Census, Statistical Brief SB/94/27. That report indicates that first mortgage debt on residential properties exceeded $2 trillion as of 1991. A percentage of this first mortgage debt is held in seller financed real estate notes or contracts. While the percentage cannot be determined with certainty from information that is publicly available, we believe that the number and amount of single family residential first mortgage debt held in seller financed real estate notes or contracts is significant and will provide Genesis with significant opportunities for growth. Genesis will also look to first mortgage debt on commercial real properties, as well as business notes and other cash flow instruments as sources for growth opportunities.

      THE IMPACT OF ECONOMIC CYCLES ON SELLER FINANCED REAL ESTATE NOTES. In recent history, the volume of seller financing increased when interest rates rose because buyers could not afford monthly payments associated with high-rate loans, and could not qualify for home loans under GNMA/FNMA's income ratios. Seller financing was used as tool to help sell the properties. The same holds true when money is tight during recessionary cycles as sellers offer favorable terms to reluctant buyers to make sales more attractive. To some extent, therefore, seller financing is counter-cyclical. When the availability of product increases, either because interest rates are high or because money is tight, the transaction volume of the buy/sell intermediaries also increases.

      Spreads increase when interest rates are high, primarily because there is more room to factor in a discount to yield. As a result, when rates are up, buy/sell operations in the Seller Financed Real Estate Receivables business enjoy higher gross returns. When mortgage rates peaked at 17%, intermediaries regularly earned spreads of 6% or more.


                                 10-KSB Page 4

      The economic environment in 2003 is somewhat unusual and presents a uniquely attractive opportunity for Genesis as a Real Estate Note intermediary. We currently have recessionary pressures and the related soft consumer spending with historically low interest rates. Simultaneously, large finance companies are tightening credit requirements and exiting the "sub-prime" lending markets. The closure of Associates Private Mortgage Operation described above is one example of this trend. Another example was published in the Wall Street Journal on August 16, 2001 when Bank of America announced its intent to discontinue sub-prime lending. The seller-receivable industry is only one small component of the sub-prime category, and is not technically "sub-prime" because collectability is based on the proper underwriting of the collateral rather on the creditworthiness of the payee (borrower). When Bank of America or Citigroup pull out of a market, it leaves a huge void. The void creates an excellent opportunity for those who are properly positioned to take advantage of the situation.

      BROKER NETWORK. The national mortgage broker network has evolved over the years into a large, highly fragmented group of entrepreneurial financial referral sources. Each broker has his/her own area of expertise. Most focus only on real estate offered in their respective local geographic markets. Some also market their services regionally and nationally. These brokers are in business to find people willing to sell notes or contracts at a discount, and they work closely with funding sources because the brokers are generally not in a position to fund the purchase of the notes or contracts themselves.

      Three significant for-profit training companies have developed over the last 10 years specifically to train individuals in the techniques and potential profits of brokering seller-financed receivables. The largest of these companies, the American Cash Flow Association ("ACFA") of Orlando, Florida, has graduated 30,000 "cash flow managers" who have training in the placement of seller-financed receivables, account receivable factoring, and other niche financing opportunities. Not all trained brokers are competent or remain active in the industry, but 3,000 active brokers annually attend ACFA's convention.

      Of the active brokers, there are about 25 who market nationally and are especially productive in generating seller-financed receivables. These brokers with national scope work to attract customers nationwide. They typically engage in broad based direct mail campaigns and they may also work with a sub network of local and regional brokers that refer business to them. Our management knows these brokers very well. Four of the top-producing brokers in the country are former contract buyers for Metropolitan, and all were hired and trained by Mike Kirk, our President. Mike Kirk maintains excellent working relationships with these top-producing brokers. As our business grows, we will focus our efforts on maintaining established long-term relationships with the nation's key brokers. At this time, no one broker provides a material amount of our business. As our business grows, we expect to continue working with a wide range of brokers and we intend to avoid exclusivity or reliance on a particular person or business.

MARKETING

      We commenced operations in January, 2002, and have been narrowly focused on developing our product flow during our first eighteen months of operations. As a result, we have taken a relatively low key approach to our marketing effort, relying primarily on reestablishing broker relationships through direct personal contact, word of mouth advertising, and deal solicitations by e-mail and fax to a wide list of prospects. We have also spent considerable effort at


                                 10-KSB Page 5
reestablishing contacts with institutional buyers of real estate note pools to whom we can move our contract pools while we grow the business.

      In May, 2002, Mike Kirk, Doug Greybill and Doug Durham attended the American Cash Flow Association ("ACFA") trade show in Chicago, Illinois. Mike Kirk was a featured speaker and used the opportunity to personally greet many of his top-producing broker contacts. In June, 2002 and 2003 we attended the NoteWorthy convention in Las Vegas, Nevada. The ACFA show is the largest convention in the industry, attracting 3,000 brokers and most of the major institutional buyers of cash flow products.

      As our business grows, we will undertake to broaden our marketing presence and raise our profile through some or all of the following methods:

o We will establish a website where brokers, investors and property buyers can learn about our programs and staff. The website is now operational and can be found at www.genesisfinance.com.
o We use "broadcast fax" capabilities to announce new programs and parameter changes to our broker-clients.
o We send monthly mailers to brokers and secondary market investors to stay in front of our key clients.
o We will maintain our presence at the two major national industry conventions held each year(ACFA and Noteworthy), sponsoring workshops and convention sessions at these shows to promote the benefits of working with Genesis.
o A leading broker-training institution (ACFA) has offered to promote Genesis as one of the leading receivable buyers in return for our participation in their training sessions. This may provides us with the platform to train the next generation of brokers in our methods and establish credibility with new brokers who are just getting started in the market.
o We may develop modest promotional awards to say "thank you" to brokers and investors.
o We may run small classified ads in a few newspapers and other publications in the Northwest. This will allow us to pick up a few retail transactions, generating additional volume at much higher spreads.

      The main thrust of Genesis' marketing effort will continue to involve daily telephone contact with the 25 key brokers in the country, all of whom are well known by our management. Our success will depend on long-term broker relationships and our staff will continue the high level of service they are known for.

PRODUCTS

      We have initially focused on buying and reselling seller financed residential and small commercial real estate receivables contracts. In appropriate circumstances, we will also generate fees from brokering deals that either do not meet our funding requirements or are too large for our current capabilities, and we are now expanding our focus to include business notes and hybrid contracts that include some real estate with a business. As the business becomes better established and our relationships with the brokers, the institutional buyers, and our primary lender are more firmly entrenched, we will expand our product offerings to include other cash flow products. These products are discussed in more detail below.


                                 10-KSB Page 6

      SELLER FINANCED RESIDENTIAL REAL ESTATE RECEIVABLES. Seller financed residential real estate receivables represent first lien positions on residential property (also referred to as "houses" or "collateral"). The houses may be located anywhere in the United States. The related Real Estate Notes will normally range in size from $20,000 to $250,000 and are expected to average about $75,000. The receivables will usually require monthly payments to amortize the receivable balance over terms of up to 30 years, although balloon payments and "calls" (shorter maturities dates) are not uncommon.

      On average, Genesis will buy the Real Estate Notes at a discount to yield 2% to 4% or more above the face (stated) interest rate on the note or contract. By using the discount to yield to calculate the net present value of the future cash flow stream, our investment in the receivable will be substantially less than the face (stated or nominal) balance of the receivable. We will typically hold the receivable for 90 to 180 days, during which time we will collect the receivable payments directly from the person obligated to pay the receivable.

      After we have acquired a sufficient number of receivables, we will sell them in groups (pools) to secondary market investors. The receivable pools typically sell at discounts to yield 1% to 3% more than the face rates of the receivables. The difference between our discount to yield on the purchase of receivables (2% to 4% over face rate) and our discount to yield on the sale of the receivables (1% to 3% over face rate) is referred to as the "SPREAD". Since receivables are sold at a positive "spread" or a premium over our cost, the sale of receivables produces a gain. Our revenue is generated from both the interest earned on owned receivables while they are held for resale, and the gain on the sale to the secondary investor. Our profitability is a directly related to the total receivable volume and the average spread.

      Sellers' receivables fall into two broad categories: "SEASONED RECEIVABLES," and "simultaneous closings". Seasoned receivables are those that originated some time in the past and the payor has established a payment history on the receivable. These seasoned receivables are perceived to involve less risk because of the established payment record. "SIMULTANEOUS CLOSINGS" are those seller receivables that we purchase and fund at the same time that the buyer is purchasing the property from the real estate owner. No payment history exists on a simultaneous closing, and unlike conventional home financing, the real estate owners (sellers) rarely obtain in-depth credit information on their buyer. As a result, underwriting the receivable is highly subjective and very collateral-oriented.

      All the residential receivables in this product category will be secured by first liens on residential real estate houses. The value of the houses are determined by appraisals performed by appraisers familiar with markets where houses are located and performed at the time the receivables are created by the seller. The nominal balance of the original receivable compared to the appraised value of the houses (the Loan to Value, or LTV) will normally range from 70% to 90%. Since we buy the receivable at a discount, our investment in the receivable is lower than the face. Our investment compared to the value of the collateral (Investment to value, or ITV) will normally range from 60% to 80%. For seasoned receivables Genesis' underwriters may require that the original appraisal be supplemented with an updated appraisal (usually with a current "drive-by" or "windshield" appraisal).


                                 10-KSB Page 7

      All receivables are sold "service released", meaning that the buyer of the receivable assumes the right and responsibility to collect the payments and service the receivable. All receivables are both bought and sold non-recourse.

      Our returns are dependent on how well and how efficiently we enhance the value of the receivables we purchase. The primary risk of owning any receivable is the risk of non-payment. Since seller receivables frequently lack comprehensive borrower credit information, the credit risk is often difficult to quantify and the underwriting process focuses primarily on collateral (see Underwriting Section). Investors believe that as a receivable becomes seasoned, the risk of non-payment drops. By holding a receivable, even for 3 to 6 months, and receiving a history of payments, the risk goes down and the value of the receivable increases significantly. Increased value of a receivable is reflected in a lower discount to yield requirement by the secondary market investor and a higher spread on the sale of the receivable.

      In order to maximize the velocity of the funds available to us during the first year of our business, we intend to sell all receivables as soon as practical (within 90 to 180 days). As we build a stable financial base and develop adequate funding capacity, we will consider holding selected loans for longer periods of time when the extended holding periods will provide greater profits.

      SELLER FINANCED COMMERCIAL REAL ESTATE RECEIVABLES CONTRACTS. The commercial contracts follow the same basic process as residential contracts. The only significant difference between the two is in type of collateral that underlies the contract. We will limit commercial property contracts to those less than $250,000, and initially, we will not bid a commercial property until we have determined that we have a buyer for the contract ready, willing, and able to purchase the contract from us within a reasonable time after we close.

      BROKERED LOAN AND REFERRAL FEES. From time to time, we will be presented with residential and commercial financing requests that do not meet our current requirements, but that we can refer to another financing source that will fund the transaction. In such cases, we will earn referral or finders fees for simply referring the prospective transaction. In some cases, we may agree to document and close the transaction in a "simultaneous closing" in which the funding source remits funds to the closing agent and pays us the referral fee that we earned on the transaction. In either case, we are never at risk, and we never outlay our own funds to complete the transaction. We expect to be able to generate brokered loan fees totaling $50,000 or more in our first full year of operations (2003) and $100,000 or more in later years.

      OTHER TYPES OF RESIDENTIAL REAL ESTATE RECEIVABLES. In most instances, our purchases of seller financed real estate receivables contracts will involve a purchase of the entire note balance. In some instances, this method may be modified to in any of several ways.

      PARTIAL PURCHASE. This is the purchase of the front portion of the contract cash flow. For example, Genesis might purchase the first ten years cash flow of a twenty year note, and the remaining ten years might be retained by the seller. In a partial purchase, our position is secured by a recorded full assignment of the note. An unrecorded "Partial Agreement" contract is signed with the seller, outlining the agreement. The seller's position in title is eliminated, and should the note go into default, the seller must either pay off our position or forfeit their


                                 10-KSB Page 8
      rights to the remaining cash flow. (Partial transactions are saleable in the secondary market on a whole loan basis, but cannot be securitized at this time.)

      REVERSE PARTIAL PURCHASES. This is the purchase of the entire note, with an agreement to pass through a certain number of the front-end payments. For example, we may purchase a twenty year note, but agree to pass the first six payments through to the seller. This option is also secured by a recorded full assignment of the note and related lien document. An unrecorded `Reverse Partial Agreement' contract is signed with the seller, outlining the agreement. The seller's position is eliminated. Should the note become delinquent, or go into default, the RPA becomes invalid, and the pass through obligation is eliminated. Because these notes are not saleable in the secondary market until the pass through period has expired, Genesis will not purchase such transactions until at least until year 2, and only after it is positioned to hold receivables for the six
      (6) month pass through period.

      OTHER RESIDENTIAL PRODUCTS. There are numerous ways to purchase the cash flows of receivables including multi-stage payouts, split payments, and many other variations beyond the options listed above; it's simply an internal rate of return calculation of the cash flow stream the seller desires to sell. Due to the uniqueness, and difficulty in servicing, many of these purchasing options are not saleable to secondary market investors. Since Genesis intends to resell everything it purchases, our purchasing options will be limited to only those programs that are readily sold in the secondary markets.

      NON-REAL ESTATE CASH FLOWS. There are a number of cash flows available to purchase which are not secured by real estate but are paid by credit worthy payors (e.g. annual lottery payments paid by state governments, structured settlements payable by large companies, insurance company annuities paid over time). Lucrative yields can be earned by purchasing these receivables. The secondary market for these receivables is very limited. Genesis may take advantage of opportunities to broker such receivables as the opportunities may arise.

      INTEREST ONLY AND BALLOON PAYMENT CONTRACTS. From time to time, Genesis may purchase contracts calling for interest only payments for some number of periods. Interest only contracts may be subject to greater degrees of risk than contracts with principal and interest amortization, since the borrower in an interest only contract is not demonstrating a present ability to repay the principal. Similar risks exist in contracts with balloon payment obligations. While the risk associated with investment in these types of contracts may be higher, Genesis is in a position to control the risk through the underwriting process. When higher risk contracts are proposed, the in house underwriters will adjust pricing or review the collateral position to assess the chances of repayment. Genesis is primarily a collateral based lender, so this assessment of risk on interest only or balloon payment contracts is very similar to the risk assessment undertaken on other seller financed real estate contracts. In many instances, Genesis may not have access to borrower credit reports, payment histories or other forms of information available to traditional lenders. By placing a higher degree of reliance on the collateral offered, the underwriters are able to match the pricing of the transaction and the expected return with the risk of non-payment. In general, interest only contracts will result in a lower loan to value percentage than comparable contracts with principal and interest amortization schedules.


                                 10-KSB Page 9

UNDERWRITING

      In order to maintain tight control over the process of purchasing seller financed real estate receivables, Genesis performs its own underwriting of all notes and contracts considered for purchase. Genesis maintains total control of the process and does not fund a purchase if information requested from a participant in the process is not forthcoming or is unsatisfactory. While the underwriting process is complex and involves a number of participants, Genesis is the funnel point through which all information is filtered. Michael Kirk and Douglas Greybill collectively have 57 years experience in all aspects of the finance business and 42 years experience in underwriting seller financed paper, and they perform the underwriting function for the company. The underwriting process is described in more detail in the following paragraphs.

      INTRODUCTION. The key to success with Genesis' business model rests with the Underwriting process for seller financed real estate receivables purchases. Underwriting for Seller Financed Real Estate Receivables is significantly different from underwriting FNMA/GNMA loans. FNMA/GNMA loan applications are completed by trained clerks and approved or declined by a computer with little subjective analysis of the borrower or the collateral. This is necessary in order to maintain uniformity of product for the guarantying government agencies and the end investors. Underwriting seller financed real estate receivables is highly subjective and requires very experienced analysis and understanding of collateral, borrowers and the parameters required by various seller financed receivable secondary market investors. It starts with the submitting brokers.

      SUBMITTING BROKERS QUALIFICATIONS. Genesis will be very selective in choosing the brokers from whom they will accept submissions. Due to limited personnel resources, Genesis will not accept submissions from unknown or inexperienced brokers. Packages must be complete and accurate. Historically, only experienced brokers are capable of meeting this requirement.

      QUOTING PURCHASES. Brokers call, or fax in requests for price quotes. In this business, speed, accuracy, and consistency are essential. If the quote request has complete information, a responsive quote will be given as soon as possible, but no later than the end of the next business day following the day on which the quote request is received. All quotes are subject to verification of the information provided at the time of the quote and underwriting approval. Although it is Genesis' intent to honor all quotes, they are subject to due diligence and underwriting. Occasionally information is discovered in due diligence that "just doesn't smell right", and Genesis will back out of the deal. Genesis management has operated this way for years with the broker community, and it is standard operating procedure. Brokers understand that quotes are not binding, and Genesis has no obligation to fund unless and until it decides to fund.

      BROKER SOFTWARE. BrokerNet is an industry-standard software program for packaging and calculating quotes. BrokerNet is proprietary software owned by Metropolitan, and is available for purchase and use by other purchasing entities. The software is extremely versatile and allows the user to enter a wide variety of parameters and desired returns, and instantly receive a dozen different quote formats. Genesis personnel are familiar with BrokerNet, and use its capabilities during processing and closing procedures. Since most large brokers use BrokerNet, it provides a standard format for submissions and helps ensure that each file contains the necessary information for subsequent secondary market sale.


                                 10-KSB Page 10

      UNDERWRITING PHILOSOPHY. Seller-financing is a unique financial product and must be underwritten as such. It cannot be underwritten in the same "black and white" manner that is standard in the conventional mortgage industry. This product is "gray". That's why it was not funded through conventional means at the outset. Something caused it to fall out of the "black and white" underwriting, and it didn't qualify for conventional mortgage financing.

      Of all the conventional lenders that have tried the seller-financed market and failed over the years, all attempted to underwrite the product in the same manner as conventional mortgage loans. Even though the lenders knew the seller financed product had been through the system already, and was rejected, they still kept the automated "black and white" lending requirements, but relaxed the criteria and just made it easier for poor quality deals to get approved. The end result was higher than expected risk and substantial losses.

      Success in the world of seller-financed real estate receivables requires much more common sense and judgment, backed by years of front-line experience with the product. The entire transaction has to be reviewed as a whole, not just piece by piece. "Absolute rejection" minimums have to be established and followed, but "automatic approval criteria" is a recipe for failure in this market. Brokers are professionals at "knowing the system," and getting their deals through that system. If you give them defined "black and white" parameters, they will package and massage deals until they fit those parameters.

      Underwriting seller-financed product requires an extensive knowledge of documentation variations and requirements, state and local laws and practices, real estate values and marketability, credit, collection, foreclosure procedures, time requirements, and human nature. Transaction documentation varies tremendously, from office supply store standard form documents that have been filled in by buyer and seller at a kitchen table, to attorney-prepared contracts dozens of pages thick. The required documentation in one state may not be acceptable in another state, or the county in a particular location may require additional documentation in order to allow recording. Different types of title policies are required depending on the area, or the mood of the title company. Our personnel know and understand these differences and have many years of experience with documenting transactions.

      As noted above, Genesis controls the underwriting process in house. Michael Kirk and Doug Greybill are primarily responsible for all underwriting details, including coordinating the information flow among the various participants, and working together to determine the acceptability of the contract proposal once the files are complete. We believe that the in house underwriting function is essential to the proper evaluation of inventory purchases, and we intend to continue the process internally by adding qualified personnel as business volumes grow. In order to provide some consistency to our underwriting procedures, we have adopted the underwriting guidelines discussed in the next section.

UNDERWRITING GUIDELINES

      MARKETABILITY. The ability to remarket the seller financed real estate receivable contract is extremely important to Genesis. Protecting our equity position is one of the most critical issues in our seller-financed transactions. Appraised value is simply the opinion of the appraiser at the time of the transaction. The underwriter needs to look at the whole picture, not just the estimated value. What condition is the property in? How long have the buyers been in the property, and are they responsible for the present condition? Is it


                                 10-KSB Page 11
well kept, being improved, or is it deteriorating? Is it overbuilt for the area? What's the neighborhood like? Is it in an area of transition, crime, or regentrification? How would the location affect a resale? What's the geographic market look like? Appreciating? Declining? Stable? Although the appraisal will address many of these factors, the appraisers are used to working for mortgage brokers, or real estate agents, who are usually pushing for the highest value possible, and many are more concerned with client satisfaction than accuracy. In the seller-financed industry, the underwriter must make an independent evaluation of the appraisal and determination of value to be certain adequate collateral coverage exists. Michael Kirk and Doug Greybill perform this analysis for the company.

      UNDERWRITING PROCEDURES. Genesis has established the following procedures to provide uniformity in its underwriting practices.

            FIRST REVIEW. The in house underwriter first gives the file a quick overview, looking to see if there are any items that would result in an "absolute rejection" of the file. If the buyer has prior foreclosures, is in bankruptcy proceedings that have not been dismissed or discharged, has multiple bankruptcies, is unemployed with no visible means of support, etc., the submission will be rejected. If the property is of an unacceptable type, in unacceptable condition, located in a market that is known to be rapidly declining, or in a market that has been a problem for Genesis in past, the file will be rejected. If the receivable documentation is incomplete, incorrect, or includes clauses that may be detrimental to our security position, or our ability to enforce collection of the debt, the file will be rejected. If a file is rejected in the initial review, the underwriter will convey that decision and the reason to the submitting broker. The file cannot be resubmitted without additional information to justify another look. Files with documentation problems will not be reconsidered until evidence is received indicating the documentation deficiency has been corrected.

            PRICING ISSUES. In some cases, the requested buy price from the broker will be outside our target pricing. In such cases, if the submission is not rejected during the preliminary review based on a credit or collateral, then in house underwriting will notify the submitting broker that the file is outside our pricing parameters and is being placed on hold. Should the broker and the contract holder wish to adjust their pricing to our approved buy price the file will be underwritten at the adjusted pricing. If the broker cannot, or is unwilling to consider a lower buy price, we will return the file to the broker without any further underwriting attention.

            IN-DEPTH UNDERWRITING ANALYSIS. Should a submission pass the initial overview, the in house underwriter will perform an in-depth analysis of the deal. During this analysis, the underwriter will keep a written record findings and concerns. These notes become a permanent part of the file, enabling the secondary market purchaser to understand the underwriter's reasoning for approval.

            THE STRUCTURE. The in house underwriter gives careful consideration to the structure of the transaction. Does the structure meet the needs and abilities of the buyer? Or does the structure meet the needs of the seller (or broker) with terms that will bring the maximum price in the market, but tax the buyer's ability to pay? Was the down payment real? Was the down payment made with the borrower's funds, or did they have to borrow it, or was it a gift? Can


                                 10-KSB Page 12
the buyer afford the payments now, and does it appear they will continue to have the ability to perform? Was the sales price inflated to offset the buyer's inability to finance through conventional channels? Was the sales price inflated to offset the discount in the sale of the note? Does everything about the transaction make sense, or are there "red flags" that suggest further investigation is required?

            DOCUMENTATION. of the sale is read thoroughly, looking for unusual addendums, or inserted phrases that may jeopardize our position. The in house underwriter will discuss any questions or concerns about the acceptability or legal structure of the documentation with our closing staff and/or the closing title company. The title report is reviewed in conjunction with the documentation. Does the report substantiate all the represented facts? Are there potential problems in the report that may jeopardize our position?

            THE APPRAISAL. The appraisal report, listing agreement (if available), and property description supplied by the broker and seller are considered together. Any inconsistency in this information is a red flag, and must be explained to the underwriter's satisfaction before the submission is approved. The in house underwriter must be confident that the property value, the marketability of the property, and the desirability of the area are acceptable. The underwriter will also establish an estimated quick-sale price for the property during this research. If it appears the sales price was too high, or conditions in the area and/or problems with the property dramatically reduce the property's estimated quick-sale value, the transaction will either be declined, or the buy price will be lowered to provide Genesis with sufficient collateral value.

            CREDIT INFORMATION. The in house underwriter scrutinizes what credit information is available on the buyer very carefully and considers the information in the context of the entire deal structure. Credit scores and credit reports are reviewed very closely: consumer credit accounts, collections, judgments, line and loan balances, length of credit relationships, time in the credit file, employment information, consumer statements, address histories, aliases, and anything else appearing on the report is reviewed and compared with representations. All loan application and other financial information that was submitted with the file is reviewed closely. If there are any inconsistencies, if anything raises a red flag, or there is just something that makes the underwriter uncomfortable or apprehensive, the underwriter notes the concerns in the file and resolves those concerns prior to granting approval. The credit underwriting of a seller-financed transaction consists of again looking at the overall deal. The credit scores and credit trade histories are simply pieces of the puzzle. The underwriter's opinion of the buyer's ability to make the payments, based on all the information taken together, takes precedence over the credit-score itself.

      PROCESSING/CLOSING PROCEDURES. At the completion of the underwriting process, if the transaction is approved, the file moves into the closing process. When our in house closer receives the file, the first step is to review the entire package for completeness, with special focus on the documentation. If no discrepancies are noted, our closer will initiate the closing process. The time goal for the closing process cannot be established due to our limited control over the process, but normally, the closing will take place within 1-2 weeks after the process is started.

      SETUP PROCEDURES. Upon receipt of the closed file from the closer, our Operations Coordinator reviews the file for completeness and makes sure everything is in a standardized format. Follow-up requirements are added to the


                                 10-KSB Page 13
existing master follow-up sheet, and the appropriate recording authorities are contacted to determine when required items will be received. The follow-up is calendared according to each response. Our Operations Coordinator is responsible for all follow-up.

      If the file is slated for immediate sale, our Operations Coordinator adds it to the immediate sale list, files it as such, notifies management that it has been added to the list and advises management of any documentation that is in follow-up.

      DEFAULT PROCEDURES. Genesis is staffed by experienced professionals, who have in-depth knowledge in underwriting. Receivables will be sold after short holding periods and defaults are expected to be minimal. Some defaults will occur, however, and we will take steps after we become aware of the default to protect our interests. Genesis operates under the policy that any transaction over 90 days delinquent is a defaulted transaction. In a default situation, Genesis will pursue one or more of the following alternatives: discussion with the submitting broker concerning ways to remedy the default; an offer to re-write or modify the note for the buyer to cure the default provided good evidence is available that the re-write will be honored by the buyer; sale of the Real Estate Note with the delinquency disclosed (possibly at a loss); acceptance of a deed in lieu of foreclosure; and/or foreclosure and foreclosure sale.

SECONDARY MARKET RESALES

      OVERVIEW. Genesis resells purchased contracts to various secondary market investors. Genesis attempts to resell the contracts as soon as possible with a view toward optimizing gains on resale. In the case of seasoned products, resales can take place as soon as a sufficient number of other deals have been purchased to allow a pool of receivables to be assembled with an aggregate face value of about one million dollars.

      REQUEST FOR BIDS. When Genesis has acquired a sufficient number of contracts for resale in a pool, the Operations Coordinator prepares a request for bid and lists the receivables on an Excel spreadsheet that shows all relevant information (balance, face rate, payment amount, remaining term, etc.). The request for bid is then faxed and/or emailed to suitable secondary market investors. The investors review the request and fax or email back a bid price, subject to file review and underwriting.

      SALE OF POOLS. When Genesis accepts a bid for a pool, the Operations Coordinator assembles and forwards to the successful bidder the related loan files. The successful bidder reviews and underwrites each file to confirm that each loan meets their underwriting and document requirements. Occasionally, the investor rejects individual loans included in the pool and the bid price adjustment is negotiated accordingly. Upon the investor's final acceptance of the pool of loans, Genesis forwards original files to the investor, the investor prepares the assignment documents, closes the pool purchase and wires funds to Genesis. Genesis normally receives funds within 2 weeks from the date the successful bid is accepted.

      Genesis is not dependent on one or a small number of secondary market purchasers for resale of its products. We deal with a large number of note buyers and we typically request bids from multiple parties on contract sales. Bids for contracts come from a number of sources. We work with a number of large secondary market buyers such as Interbay, Metropolitan, and C-Bass. We also see interest in our products from smaller regional players, and from private investors. We believe that there are sufficient entities and individuals interested in acquiring our products that we will not be dependent on any one


                                 10-KSB Page 14
source for a significant percentage of our contract resales. It is our intention to continue to cultivate new sources of contract buyers so that we do not become dependent on a single or a small group of buyers.

GOVERNMENTAL REGULATION

      Genesis does not originate residential loans, and is not subject to governmental regulation as a lender, bank, mortgage broker, or other regulated financial institution. Our business focuses on transactions that are not subject to governmental regulation and we intend to maintain this business focus for the foreseeable future.

EMPLOYEES

      Genesis currently has four full time employees and two part time employee. Additional personnel will be hired as business demands, opportunities, and funding allow.

      REPORTS TO SECURITY HOLDERS. The Company is currently obligated to file periodic reports with the United States Securities and Exchange Commission in accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company files quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The Company is currently a Small Business Issuer under applicable SEC regulations.

      Copies of all materials that we file with the SEC may be inspected and read without charge at the Public Reference Room of the SEC, 450 Fifth Street NW, Washington, D.C. 20549. Interested persons may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of this material may be obtained at prescribed rates from the Public Reference Section of the Commission at 450 Fifth Street NW, Washington, DC. 20549. The Securities and Exchange Commission also maintains a Web site (http://www.sec.gov) through which the information we file with the SEC can be retrieved.

      We anticipate that we will hold an annual shareholders meeting sometime in May, 2003. In connection with the annual meeting, the Company will provide at its cost, a copy of this Annual Report on Form 10-KSB, including audited financial statements, and a Proxy Statement addressing matters to be voted on at the annual shareholders meeting.

ITEM   2. DESCRIPTION OF PROPERTY.

      Genesis leases approximately 1700 square feet of space in a professional office building located at 200 North Mullen Road, Suite 217, Spokane, Washington 99206. We believe that this space will be adequate to meet our needs for the next three years.

      INVESTMENT POLICIES. We invest in seller financed real estate receivable contracts and other forms of cash flow instruments, including business notes. The real estate contracts that we will purchase are in the sub-prime market, and may be secured by single family residences, multi-family residences, mobile homes, commercial property, and/or land. We do not intend to limit our purchases of contracts to contracts with particular types of underlying real estate security. We will look at each individual contract as a unique investment opportunity. The contracts or interests in contracts that we purchase will generally offer a return of 10% or more and will be secured by real properties. We will evaluate the adequacy of the underlying real property that serves as


                                 10-KSB Page 15
collateral for our investment on a case by case basis, but we will target an investment to value ratio below .75 to 1. Contracts that we purchase will typically be held for more than one year. We may purchase longer term contracts (three to five year terms) with the intent to hold until maturity. We may also acquire long term contract obligations with the intent to hold for a period and then resell our interests in the secondary market.

ITEM   3. LEGAL PROCEEDINGS.

      No legal matters are pending and to the knowledge of management, there are no threats of litigation.

ITEM   4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2003. It is anticipated that the Company will hold its annual shareholder meeting sometime in May or June, 2004.


                                 10-KSB Page 16

                                   FORM 10-KSB
                                     PART II

ITEM   5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      As a result of a dividend distribution by Temporary Financial Services, Inc. to its shareholders of Genesis Financial, Inc. common stock, Genesis became a public company on November 28, 2003. Upon closing the public distribution, Penaluna Securities applied for inclusion of the Genesis common stock in the over-the-counter market (OTCBB). The stock was approved for inclusion in the OTCBB in January, 2004, and now trades under the symbol GFNL. Prior to inclusion in the OTCBB, the Company's securities did not trade.

                                                          Bid Information
Quarter Ended                                           High             Low
-------------                                          ------           -----
March 31, 2004                                          $1.40           $1.40

      The above quotations are from the over-the-counter market and reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions. At December 31, 2004, the Company had eighty shareholders of record of its common stock, and the Company estimates that it has approximately ninety-five total shareholders, including beneficial owners holding in street name. The Company has paid no cash dividends on its common stock and it does not intend to pay cash dividends on its common stock in the near future.

      PRIOR TRANSACTIONS IN UNREGISTERED SECURITIES. In January 2002, we offered and sold a total of 1,900,000 Shares of Common Stock at a price of $.001 per share to three individuals and an affiliated company. Each purchaser was an accredited investor. The Shares were issued pursuant to a Section 4(2) exemption from registration under the Act.

      Between June, 2002 and February 2003 we offered and sold an additional 137,500 shares at a price of $2.00 per Share to nine purchasers. Each purchaser was an accredited investor and each investor was deemed to be sophisticated based on their prior investment experience and their knowledge of the temporary labor industry. The Shares were issued pursuant to the Section 4(2) exemption from registration under the Act and Rule 506 of Regulation D.

      Each of the certificates issued in connection with the above offerings contained restrictive language on its face and each certificate had a restrictive legend in substantially the following form:
      The Securities represented by this certificate have not been registered under the Securities Act of 1933 (the "Act") and may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established by opinion of counsel satisfactory to the Company to the effect that in the opinion of such counsel such registration in not required.

None of the Shares were offered by means of advertising or general solicitation. No commissions were paid directly or indirectly to any person in connection with the offer or sale of any of the Shares.


                                 10-KSB Page 17

      In the original seed funding agreement, the founders agreed to certain performance requirements and in the event the performance was not met, the Company had a right to cancel a portion of the founders' shares. In December 2003, the Company and the original founding shareholders agreed to accelerate the cancellation provisions to include the effect in 2003, and a total of 605,000 shares were cancelled. In addition, the Company redeemed 125,000 founders' shares at a price of $1.00 per share. These actions were taken to simplify the capital structure of the Company for future periods.

      At incorporation, Genesis issued 250,000 shares of common stock in exchange for 50,000 shares of common stock of Temporary Financial Services, Inc. The transaction was valued at $250,000 ($1.00 per share of Genesis common). In connection with the dividend distribution by Temporary Financial Services, Inc. of 737,280 shares of Genesis common stock, Genesis received 50,000 of its common shares. These 50,000 shares were cancelled in 2003.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate contracts ("contracts"). We purchase contracts at a discount and hold them in inventory for a relatively short period to provide seasoning and value appreciation. After the holding period, we sell the contracts. We expect to derive operating revenues from resales of contracts at a profit, and from interest income derived from contracts during the holding period. From time to time, we also participate with others to purchase contracts on a joint venture profit sharing basis, and we consider other forms of cash flow instruments when warranted.

PLAN OF OPERATIONS.

      Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception. We are not yet funded to a level that allows holding of significant amounts of contracts for investment and as a result, we will continue to work toward short term inventory turnover. We anticipate holding most of our contracts between three and six months during the coming year. Since inception, we have accumulated an inventory of contracts that now provides sufficient diversity of product to support more regular pool offerings to secondary contract buyers. We expect that the number and dollar volume of pool sales will continue to increase over the next twelve months. We are targeting growth to two pool sales per month by the second quarter 2004, and will focus on purchasing inventory to maintain the product levels necessary to achieve the target. Through the first six months of 2003, we have been averaging one pool sale every two months. In order to achieve our targeted growth, we will require additional capital. If additional capital is not available, our growth plans will be delayed and profitability will be negatively impacted.

RESULTS OF OPERATIONS.

      YEAR ENDED DECEMBER 31, 2003. Genesis was organized on January 24, 2002, and began actively purchasing contracts in April, 2002. No contracts were purchased in the period from January 24, 2002 (inception) through March 31, 2002, and as a result, the results of operations for the year ended December 31, 2003 are not comparable to the results of operations for the period from inception through December 31, 2002. This discussion will focus on the results in the year ended December 31, 2003.


                                 10-KSB Page 18

      Genesis books contracts into inventory at the time of purchase at the actual dollar cost paid, and relieves inventory to cost of sales at the time the contracts are sold. Contract sales are reported net (selling price less our cost of the contract) for financial reporting purposes.

      For the twelve months ended December 31, 2003, we purchased sixty-one contracts at a total cost of $4,891,455. Our beginning inventory on January 1, 2003 consisted of thirty contracts with a cost of $1,320,883. During this period, we sold sixty contracts for $4,334,250 gross revenues against $4,169,697 cost of sales, generating gross profits from contract sales of $164,553. Our ending inventory consisted of 31 contracts with a cost basis of $2,042,641. We also earned $168,726 of interest on contracts held in inventory, $114,700 in broker and contract extension fees, and $6,079 in other income. Net aggregate total revenues for the period were $454,058, generating net loss of $122,098 for the period.

      Of the thirty-one contracts with an aggregate value of $2,042,641 held in inventory at December 31, 2003, two contracts with an aggregate value of $58,339 (3%) were and remain delinquent in making payments as of the date of this prospectus. Five additional properties had been taken back by Genesis through foreclosure or deed in lieu of foreclosure (classified as REO). The REO properties have a cost basis of $316,062 (15%) and are listed for sale. In each instance of delinquency, it is Genesis policy to stop accruing interest income when delinquency status is reached. Genesis also performs a review of the adequacy of collateral on each delinquency and will record a write-down to market if the collateral is not sufficient to support the contract balance due Genesis on an aggregate basis by contract type. For this purpose, Genesis categorizes contracts as residential, commercial, land, and other. As of December 31, 2003, the collateral balances on the delinquent contracts held in inventory are considered more than adequate to allow a full recovery of amounts due Genesis and no write-downs have been taken.

      Genesis also periodically reviews the adequacy of collateral on all contracts and adjusts carrying value by class if the Company's estimate of collateral values does not support a full recovery of the cost of the inventory. As of December 31, 2003, Genesis has not reserved any balance for losses from uncollectible contracts.

      In the six months ended December 31, 2003, compensation and related expenses amounted to $248,870. These amounts are expected to increase over the next twelve months as the business grows and additional personnel are added. At December 31, 2003 we were staffed with four full time employees and two part time employees, and we consider our compensation expense to be reasonable and necessary.

      Interest expense amounted to $124,116 in the year ended December 31, 2003. Interest expense is incurred on borrowings under a line of credit with Temporary Financial Services, Inc., an affiliated company. We are currently operating under a $2,000,000 line of credit bearing interest at the rate of eight percent (8%). The line of credit also includes a one percent origination fee. We consider the terms of the line of credit to be at least as favorable as those available to us from an unaffiliated lender. As of December 31, 2003, the balance on the line of credit was $1,704,985. Interest expense on the line of credit will fluctuate in future periods with inventory levels.


                                 10-KSB Page 19

      At December 31, 2003, the company reflected an increase in the value of 50,000 shares of Temporary Financial Services, Inc. common stock held by Genesis for investment purposes. At December 31, 2002, Genesis reflected an "other than permanent" decline in the value of the Genesis shares by $50,000. At December 31, 2003, the value of these investment shares showed an improvement in value of $15,000. This amount is reflected in the equity section of the balance sheet of Genesis as "Accumulated Other Comprehensive Loss." The original carrying value of the investment shares was $5.00 per share or $250,000 in the aggregate. The carrying value at December 31, 2002 was $4.00 per share or $200,000, and at December 31, 2003, the carrying value had increased to $4.30 per share or $215,000 in the aggregate. The increase in value from December 31, 2002 to December 31, 2003 is based on the reported pricing of Temporary Financial Services, Inc. common stock in the over the counter market at December 31, 2003. If it is later determined that a net decline in value is permanent, the "Accumulated Other Comprehensive Loss" will be written off through the income statement.

      PERIOD FROM JANUARY 24, 2002 THROUGH DECEMBER 31, 2002. From inception through December 31, 2002, Genesis had purchased sixty-seven contracts at a total cost of $3,481,506. Thirty-seven of the contracts had been sold as of December 31, 2002, and from these Genesis generated gross revenues of $2,370,042 against cost of sales of $2,160,623, for a gross profit of $209,419. In addition, Genesis generated $68,843 from interest income while contracts were being held in inventory, and $29,688 in broker fees for serving as intermediary on other investors purchases. In the aggregate, total net operating revenues amounted to $312,575, generating a net loss for the period of $68,176.

      Of the thirty contracts with an aggregate value of $1,320,883 held in inventory at December 31, 2002, five contracts with an aggregate value of $226,053 (17%) were and remain delinquent in making payments. Of these contracts, one was purchased in delinquent status and two were partial purchasers with remainder interests behind Genesis. In each instance, Genesis has reviewed the collateral and considers the collateral more than adequate to provide a full recovery of the balances due Genesis. Accordingly, no write-downs have been recorded at December 31, 2002.

      From inception on January 24, 2002 through December 31, 2002, Genesis generated a net loss of $68,176. The loss was primarily the result of the time it took to start-up Genesis, establish a steady deal flow, and build up a sufficient level of inventory to support pooled sales to Genesis's Contract buyers. Genesis did not purchase its first Contract until April, 2002, and did not generate Contract sales revenues until June, 2002. We are now experiencing steady deal flow.

      From inception (January 24, 2002) through December 31, 2002, we incurred $205,349 in compensation expense, and $47,607 in interest expense. At December 31, 2002 we were staffed with four full time employees.

      Interest expense is incurred on borrowings under a line of credit with an affiliated company. At December 31, 2002, we were operating under a $2,000,000 line of credit bearing interest at the prime rate plus two percent (6.25% at December 31, 2002). The line of credit was renewed in the first quarter of 2002. The line of credit now expires on February 15, 2004. As of December 31, 2002, the balance on the line of credit was $1,055,525.


                                 10-KSB Page 20

      Other expenses totaling $127,795 were incurred for normal start-up and operating expenses.

      In the period ended December 31, 2002, the company reflected a decrease in the value of 50,000 shares of Temporary Financial Services, Inc. common stock held by Genesis for investment purposes. The value of these investment shares showed an other than permanent decline in value by $50,000. This amount is reflected in the equity section of the balance sheet of Genesis as "Accumulated Other Comprehensive Loss." The original carrying value of the investment shares was $5.00 per share or $250,000 in the aggregate. The carrying value at December 31, 2002 was reduced to $4.00 per share or $200,000 in the aggregate with an offset recorded as "Accumulated Other Comprehensive Loss." The decline in value is based on the reported pricing of Temporary Financial Services, Inc. common stock in the over the counter market at December 31, 2002. If it is later determined that the decline in value is permanent, the "Accumulated Other Comprehensive Loss" will be written off through the income statement.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, we had cash available of $129,925, and approximately $300,000 available under our line of credit. We are also holding thirty-one contracts in inventory with an aggregate cost of $2,042,641 that we expect to turnover in the next three to six months.

      We are currently operating under a $2,000,000 line of credit bearing interest at the rate of eight percent (8%) per annum. The line of credit requires a one percent origination fee that is payable in cash. The line expires on December 31, 2004. We consider the terms of the line of credit to be at least as favorable as those available to us from an unaffiliated lender. We will take steps at the appropriate time to renew or replace the existing line of credit prior to expiration of the line at the end of 2004.

      Pursuant to the terms of our line of credit agreement from Temporary Financial Services, Inc. (TFS), an affiliated lender, we have provided TFS with a blanket security agreement in all of our assets. The security agreement will remain in place so long as amounts are due TFS under the line of credit. Our inventory of contracts is the primary asset that serves as collateral for the loan. In the event of default on the line, TFS will be in a position to foreclose its security interest in any or all or our assets, up to the balance due on the line plus interest and costs.

      We believe that our capital resources are adequate to fund continuing operations at a reasonable level for the coming year. We pay close attention to our deal flow and expected funding requirements to stay within our available resources. We are able to control our funding rate by adjusting our pricing, and we believe that we will be able to operate within the limits of our capital resources in the coming year. If our inventory levels begin to reach the limits of our capital structure, we will raise our prices to slow our in flow of product until we can liquidate a portion of our inventory to free up capital. We receive interest and principal reductions (typically monthly) on contracts we hold in inventory pending sale, and the interest rate spread between the cost of our line of credit and our weighted average contract yield provides operating capital to sustain our operations through slow times. We expect that we will be able to grow more quickly if we are able to increase our capital base and our operating line. While we anticipate that our existing capital position will be sufficient for operations in the coming twelve months, we will continue to seek capital through other sources, and we will continue to monitor and adjust our business levels to match the capital available.


                                 10-KSB Page 21

PART II, ITEM 7.  FINANCIAL STATEMENTS.


GENESIS FINANCIAL, INC.
--------------------------------------------------------------------------------


FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS' REPORT

DECEMBER 31, 2003 AND 2002


                                 10-KSB Page 22

GENESIS FINANCIAL, INC.
--------------------------------------------------------------------------------
Contents
--------------------------------------------------------------------------------

                                                                      Page
                                                                      ----

INDEPENDENT AUDITORS' REPORT                                    10-KSB -26

FINANCIAL STATEMENTS

      Balance sheet                                            10-KSB - 27

      Statement of income                                      10-KSB - 28

      Statement of stockholders' equity                        10-KSB - 29

      Statement of cash flows                                  10-KSB - 29

      Notes to financial statements                 10-KSB - 30 through 35


                                 10-KSB Page 23

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Genesis Financial, Inc.
Spokane, Washington


We have audited the accompanying balance sheets of Genesis Financial, Inc., as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2003, and the period from January 24, 2002 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Financial, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003, and the period from January 24, 2002 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


            /s/ LeMASTER & DANIELS PLLC
            Certified Public Accountants


Spokane, Washington
February 27, 2004












                                 10-KSB Page 24

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Balance Sheet
--------------------------------------------------------------------------------

                                                                               December 31,        December 31,
                                                                                   2003                2002
                                                                               -----------         -----------
Assets
CURRENT ASSETS:
     Cash                                                                      $   129,295         $   344,304
     Accrued receivables                                                            17,743               7,980
     Stock subscriptions receivable                                                 62,500                  --
     Inventory of contracts                                                      2,042,641           1,320,883
     Other current assets                                                           25,352                  --
     Prepaid expenses                                                                2,568               2,812
                                                                               -----------         -----------
         Total current assets                                                    2,280,099           1,675,979
OTHER ASSETS:
     Securities available for sale                                                 215,000             200,000
     Deferred registration costs                                                        --               4,950
     Investment in LLC                                                              26,924                  --
     Deposits                                                                          200                 200
                                                                               -----------         -----------
         Total other assets                                                        242,124             205,150
FURNITURE & EQUIPMENT, less accumulated depreciation
     of $1,529 and $2,187, respectively                                              6,136               7,714
                                                                               -----------         -----------
                                                                               $ 2,528,359         $ 1,888,843
                                                                               ===========         ===========

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
     Line of credit, affiliated company                                        $ 1,704,985         $ 1,055,525
     Customer advance                                                          $    50,000         $        --
     Accrued expenses                                                               24,748              17,594
                                                                               -----------         -----------
         Total current liabilities                                               1,779,733           1,073,119
                                                                               -----------         -----------
COMMITMENTS
STOCKHOLDERS' EQUITY
     Common stock - 100,000,000 shares, $0.001 par value, authorized;
         1,597,500 and 2,225,000 issued and outstanding, respectively                1,598               2,225
     Preferred stock - 10,000,000 shares, $0.001 par value, authorized;
         none issued                                                                    --                  --
     Additional paid-in capital                                                    972,302             931,675
     Retained earnings (deficit)                                                  (190,274)            (68,176)
     Accumulated other comprehensive loss                                          (35,000)            (50,000)
                                                                               -----------         -----------
         Total stockholders' equity                                                748,626             815,724
                                                                               -----------         -----------
                                                                               $ 2,528,359         $ 1,888,843
                                                                               ===========         ===========



--------------------------------------------------------------------------------
See accompanying notes to financial statements.


                                 10-KSB Page 25

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Statement of Income
--------------------------------------------------------------------------------

                                                                                                             Period from
                                                                                                          January 24, 2002
                                                                         Year Ended                     (Inception) through
                                                                      December 31, 2003                  December 31, 2002
                                                                      -----------------                 -------------------
REVENUE:
     Contract sales revenues, net                                     $     164,553                         $     209,419
     Interest income from contracts                                         168,726                               68,843
     Broker and extension fees                                              114,700                               29,688
     Other income                                                             6,079                                4,625
                                                                      -------------                         ------------
OPERATING REVENUE                                                           454,058                              312,575
                                                                      -------------                         ------------

EXPENSES:
     Compensation and related expenses                                      284,870                              205,349
     Outside consultants                                                         --                               20,000
     Interest expense, related party                                        124,116                               47,607
     Office and startup expenses                                             11,208                               33,502
     Other expenses                                                         152,264                               69,714
     Excise tax expense                                                       5,622                                4,579
                                                                      -------------                         ------------
                                                                            578,080                              380,751
                                                                      -------------                         ------------

NET OPERATING INCOME (LOSS)                                                (124,022)                             (68,176)

OTHER INCOME
     Equity in gains of affiliates                                            1,924                                   --
                                                                      -------------                         ------------

NET LOSS                                                              $    (122,098)                        $    (68,176)
                                                                      =============                         ============

BASIC LOSS PER SHARE                                                  $       (0.05)                        $      (0.03)
                                                                      =============                         ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                                   2,236,376                            2,004,154
                                                                      =============                         ============


--------------------------------------------------------------------------------
See accompanying notes to financial statements.


                                 10-KSB Page 26

Genesis Financial, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Statement of Stockholders' Equity                                                              For the Period from January 24, 2002
                                                                                              (inception) through December 31, 2002
                                                                                           and for the Year Ended December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                          Additional      Retained          Other
                                                             ommon         Paid-in        Earnings       Comprehensive
                                                             Stock         Capital        (Deficit)          Loss           Total
                                                            -------       ----------     ----------      -------------    ---------

BALANCES, JANUARY 24, 2002 (INCEPTION)                      $   --        $      --      $       --       $      --      $      --
ADD (DEDUCT):
     Common stock issued for cash:
         1,400,000 shares issued to founders
            at $0.001 per share                               1,400              --              --              --          1,400
         450,000 shares at $1 per share                         450         449,550              --              --        450,000
         125,000 shares at $2 per share                         125         249,875              --              --        250,000
         Offering Costs Incurred                                            (17,500)                             --        (17,500)
     Exchange of 250,000 shares of
         common stock for 50,000 shares
         of Temporary Financial Services, Inc.                  250         249,750              --              --        250,000
     Comprehensive loss:
         Net loss for the period from
            January 24, 2002 (inception)
            through December 31, 2002                                            --         (68,176)             --        (68,176)
         Unrealized loss on securities available
            for sale                                             --              --                         (50,000)       (50,000)
                                                                                                                         -----------
         Total comprehensive loss                                                                                         (118,176)
                                                            ------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2002                                   2,225         931,675         (68,176)        (50,000)       815,724
     Common stock issued for cash,
         12,500 shares at $2.00 per share                        13          24,987                                         25,000
         62,500 shares at $1.00 per share                        62          62,438                                         62,500
     Common stock issued for loan fees                           15          14,985                                         15,000
     Common stock issuable                                       63          62,437                                         62,500

     Common stock redeemed and cancelled                       (780)       (124,220)                                      (125,000)
     Comprehensive Loss:
         Net loss for the year ended
               31-Dec-03                                                                   (122,098)                      (122,098)
         Unrealized gain on securities available
            for sale                                                                                         15,000         15,000
                                                                                                                         -----------
         Total comprehensive loss                                                                                         (107,098)
                                                            ------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2003                                 $ 1,598       $ 972,302      $ (190,274)      $ (35,000)     $ 748,626
                                                            ========================================================================


--------------------------------------------------------------------------------
See accompanying notes to financial statements.


                                 10-KSB Page 27

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          Period from
                                                                                                       January 24, 2002
                                                                                     Year Ended      (Inception) through
Increase (Decrease) in Cash                                                      December 31, 2003    December 31, 2002
---------------------------                                                      -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                               $ (122,098)          $ (68,176)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation                                                                  1,578               1,529
            Equity gains in affiliates                                                   (1,924)
            Interest expense paid in common stock                                        15,000                  --
            Increase in accrued receivables                                              (9,763)             (7,980)
            Increase in stock subscriptions receivable                                  (62,500)                 --
            Increase in inventory of contracts                                         (721,758)         (1,320,883)
            Increase in other current assets                                            (25,352)                 --
            (Increase) decrease in prepaid expenses                                         244              (2,812)
            Increase in deposits                                                             --                (200)
            Increase in deferred registration costs                                       4,950              (4,950)
            Increase in accrued expenses                                                  7,154              17,594
                                                                                     ----------           ---------
                Total adjustments                                                      (792,371)         (1,317,702)
                                                                                     ----------           ---------
                Net cash used in operating activities                                  (914,469)         (1,385,877)
                                                                                     ----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in LLC                                                                  (25,000)                 --
     Additions to furniture and equipment                                                    --              (9,244)
                                                                                     ----------           ---------
                Net cash used in investing activities                                   (25,000)             (9,244)
CASH FLOWS FROM FINANCING ACTIVITIES
     Redemptions of stock                                                              (125,000)                 --
     Sales of stock for cash                                                            150,000             683,900
     Proceeds from customer advance                                                      50,000                   --
     Proceeds from line of credit, net                                                  649,460           1,055,525
                                                                                     ----------           ---------
         Net cash provided by financing activities                                      724,460           1,739,425
                                                                                     ----------           ---------
NET INCREASE (DECREASE) IN CASH                                                        (215,009)            344,304
CASH, BEGINNING OF PERIOD                                                               344,304                  --
                                                                                     ----------           ---------
CASH, END OF PERIOD                                                                  $  129,295           $ 344,304
                                                                                     ==========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Exchange of 250,000 shares of common stock for 50,000 shares
         of Temporary Financial Services, Inc. common stock                          $       --           $ 250,000
                                                                                     ==========           =========
     Common stock subscribed                                                         $   62,500           $      --
                                                                                     ==========           =========
     Dividend stock cancelled                                                        $      (50)          $      --
                                                                                     ==========           =========
CASH PAYMENTS OF INTEREST                                                            $  105,718           $  47,607
                                                                                     ==========           =========

--------------------------------------------------------------------------------
See accompanying notes to financial statements.


                                 10-KSB Page 28

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Organization:

The accompanying financial statements are those of Genesis Financial, Inc., incorporated in Washington State on January 24, 2002 (the "Company"). The Company has selected December 31 as its fiscal year end.

The Company is engaged in the business of purchasing and selling receivable contracts. These receivables contracts consist of real estate contracts and mortgage notes collateralized by first position liens on residential and commercial real estate. The receivables collateralized by real estate are typically non-conventional because they are originated as a result of seller financing, or the underlying property is non-conventional.

The Company invests in receivables contracts using equity funds and funds generated from external borrowing under a line of credit facility from an affiliated company.

Summary of Significant Accounting Policies:

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates used herein include those relating to management's estimate of market value of contracts held in inventory and the deferred tax asset valuation allowance. It is reasonably possible that actual results could differ in the near term from those and other estimates used in preparing these financial statements and such differences could be material.

Cash - Cash consists of demand deposits, including interest-bearing accounts, held in a local bank.

Inventory of Contracts - Real estate contracts and mortgage notes held in inventory for resale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or market value, determined on an aggregate basis by major type of receivable. Gains or losses on sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income during the period held for sale.

The Company holds receivables contracts in inventory pending sale. Typically, the Company attempts to sell receivables contracts three to twelve months after acquisition. This holding period allows the contracts to season, which typically increases the value of the receivables in the secondary market. At December 31, 2003 and 2002 the Company was not holding any contracts for investment. If contracts are held for investment, they will be classified as investment in real estate contracts at the time the decision to hold is made.

Investments in affiliated companies - The Company's investment in common stock of Temporary Financial Services, Inc., an available for sale security (see Note
4) is stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect (when applicable), are reported as a separate component of stockholders' equity. For the periods ended December 31, 2003 and 2002, unrealized losses on available for sale securities are reflected in accumulated other comprehensive loss.

The Company's $25,000 investment in Genesis Funding LLC is reported on the equity method of accounting. Unrealized gains and losses from Genesis Funding LLC are recorded on the income statement as gains or losses on equity in


                                 10-KSB Page 29

Genesis Financial, Inc.
------------------------------------------------------------------------------
Notes to Financial Statements
------------------------------------------------------------------------------


affiliates and the carrying value of the investment increases or decreases by the amount of gain or loss recorded.

Office furniture and equipment - Office furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of seven years for furniture and five years for equipment.

Revenue recognition - The Company generates revenues from interest income on contracts held for resale, and from profits on sales of receivables contracts held in inventory. Sales of receivables are recognized when each sales transaction closes.

Mark to market adjustments - The Company evaluates the estimated market value of its contracts and real estate held in inventory at the end of the period and adjusts the values to reflect decreases in market value below cost. The adjustment to market value is made by adjusting the aggregate future cash flows from receivables contracts to net present value using the Company's calculated cost of capital as the interest factor. The adjustment is made on an aggregate basis by major contract type. Currently the Company breaks its properties into the following categories: residential properties, commercial properties, and land. At December 31, 2003 and 2002 management determined that no adjustments for declines in market value were warranted.

Customer advances - From time-to-time, customers deposit funds with the company for general purposes pending closing of a real estate receivable contract purchase. The Company records these customer advances as a liability when received and the amounts are offset against the contract delivered to the customer when the purchase is closed. The closings generally occur within a relatively short time after receipt of the advance from the customer.

Income tax - Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share - Basic earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during the period presented. Diluted earnings (loss) per common share is computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants and stock options. Basic and diluted loss per share were the same for the period presented as all potential issuances of common shares were antidilutive.

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

The Company operates under a $2,000,000 line of credit facility from Temporary Financial Services, Inc. (TFS). (See Note 5). TFS is affiliated with the Company through ownership of approximately 9.1% of the total issued and outstanding shares of the Company. In addition, an officer and director of TFS is also an officer and director of Genesis.

From time to time, TFS and affiliates participate with the Company in purchasing contracts that would otherwise be too large for the Company to purchase on its own. These joint-venture purchases are negotiated on a case by case basis depending on the circumstances of each individual contract. TFS shares in a portion of the profit from joint-venture purchases at the time the receivables


                                 10-KSB Page 30

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements
--------------------------------------------------------------------------------


contract that is the subject of the joint venture is sold. From time to time, the Company may also sell contracts from inventory or broker transactions directly to TFS and one or more affiliates of TFS. From inception through December 31, 2002, TFS participated as joint venture partner on contracts with an aggregate cost of $585,500, and the Company brokered transactions to an affiliate of TFS with an aggregate cost of $184,286. The Company received joint venture profits of $107,500, brokerage fees of $21,725, and is still holding one joint venture contract with a cost basis to Genesis of $90,250 from these transactions. In the period ended December 31, 2003, the Company brokered one additional contract to TFS with an aggregate cost of $820,000 and TFS acquired a partial interest in a second contract in the amount of $50,000. The Company received brokerage fees of $31,400 from these transactions. Genesis also sold nine contracts out of inventory to an affiliate. The contracts had been carried in inventory at a cost basis of $227,648 and were sold for $250,000, yielding a gross profit of $22,352.

TFS provides the Company with bookkeeping services for $500 per month ($6,000 for the year ended December 31, 2003, and $5,500 for the period from January 24, 2002 (inception) through December 31, 2002). In addition, TFS provides financial consulting services to the Company. Compensation for financial consulting is paid at negotiated rates on a project by project basis. Through December 31, 2002, Genesis paid TFS consulting fees totaling $17,500. For the year ended December 31, 2003 Genesis paid TFS consulting fees of $1,500.

NOTE 3 -- INVENTORY OF CONTRACTS RECEIVABLE:
--------------------------------------------------------------------------------

At December 31, 2003, the Company held twenty-six contracts and five properties in inventory with an aggregate cost of $1,795,016. Of the twenty-six contracts and five properties owned, seventeen were residential properties or contracts with an aggregate cost of $622,391, five contracts were commercial properties or contracts with an aggregate cost of $525,858, four land or land contracts with an aggregate cost of $462,023, and two were business notes with an aggregate cost basis of $118,747. Included in these amounts are five properties obtained through foreclosure with an aggregate cost basis of $316,062. Properties owned (REO's) are included in inventory and are available for sale. Two of the residential contracts held with an aggregate cost basis of $58,339 were delinquent at December 31, 2003. On an aggregate basis, the market values of each category of contracts (residential, commercial, land, and business notes) exceed the cost basis of the contracts and no adjustments to lower of cost or market were necessary at December 31, 2003.

By contract category, 9% of the residential contracts were delinquent. On an aggregate basis, 23% of the contracts in inventory were delinquent or had been foreclosed at or prior to December 31, 2003. The estimated net recovery values of these delinquent and foreclosed properties exceed Genesis' cost basis in the contracts and no loss reserves have been established for the delinquent properties at December 31, 2003.

During the period ended December 31, 2003, Genesis also entered into a joint development agreement on two modular home and lot projects. Genesis provides capital to complete the projects and the joint developer manages the development projects. Upon completion and sale of each development project, Genesis will receive 80% of the gross profit after recovery of the development costs. As of December 31, 2003, the two projects in process were carried at the cost basis of $247,543 and the properties are currently available for sale.

NOTE 4 -- INVESTMENTS IN AFFILIATES:
--------------------------------------------------------------------------------

As part of the original seed funding agreement between Genesis and TFS, Genesis exchanged 250,000 shares of its common stock for 50,000 restricted common shares of Temporary Financial Services, Inc., an affiliated company. As a result, the


                                 10-KSB Page 31

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements
--------------------------------------------------------------------------------


Company owns 6.8% of the issued and outstanding stock of TFS. At December 31, 2003, the fair value of the investment was $215,000 and at December 31, 2002, the fair value of the investment was $200,000. The investment was originally recorded at a fair value of $250,000. For the periods ended December 31, 2003 and 2002, the investment's carrying value was reduced by $35,000 and $50,000, respectively.

In June, 2003, Genesis invested $25,000 in Genesis Funding LLC, a limited liability company that buys and holds investment contracts. Genesis is a 10% owner of the LLC. The LLC owns nine real estate receivable contracts. Revenue in the LLC is derived from monthly payments on the underlying contracts. In addition, the LLC may sell contracts from time-to-time as market conditions allow. Genesis reports this investment on the equity method. Through December 31, 2003, the LLC generated profits of $19,240, and Genesis has recorded $1,924 as equity in gains of affiliates.

NOTE 5 -- LINE OF CREDIT:
--------------------------------------------------------------------------------

In 2002, the Company entered into a $2,000,000 line-of-credit with Temporary Financial Services, Inc. (TFS), an affiliated Company. The line-of-credit is secured by all assets of the Company and originally required interest at two percent above the Sterling Savings Bank prime rate plus an origination fee of two points. The interest rate on the line of credit was 6.25% on December 31, 2002. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officers/director of the Company. At December 31, 2002, the Company had an outstanding balance of $1,055,525 on the Line and for the period from January 24, 2002 through December 31, 2002, the Company incurred $42,607 in interest on the line and paid a $5,000 commitment fee.

The original line of credit agreement was to expire on February 15, 2003. Prior to expiration, the Company renewed the line under the same terms as the original, except that the interest rate was adjusted to 8% and the commitment fee for the renewal was increased to 1% of the line limit ($20,000). The balance due on the line of credit at December 31, 2003 was $1,704,985. For the year ended December 31, 2003, the Company paid or accrued $124,116 in interest under the line of credit, including commitment fees.

On February 15, 2004, Genesis entered into a new agreement with TFS extending the line of credit through December 31, 2004. The new agreement again retained the borrowing limit of $2,000,000 and the interest rate on the line of 8% per annum. The renewal requires a $20,000 commitment fee payable in cash. Other terms of the line of credit set forth in the original agreement carried forward under the new agreement.

NOTE 6 -- CAPITAL STOCK:
--------------------------------------------------------------------------------

Shares Issued to Officers/Directors and Consultant:

Upon incorporation, the Company entered into founders' subscription agreements with three officer/directors, a seed capital investor (TFS), and a consultant for a total of 1,400,000 common shares at an initial investment of $0.001 per share or $1,400 in the aggregate. In addition to the founders shares, two officer/directors and the seed capital investor purchased 250,000 shares of common stock at a purchase price of $1.00 per share. The Company also exchanged 250,000 shares of its common stock for 50,000 shares of TFS common stock valued at $250,000 and TFS invested $200,000 in a convertible note that was converted into 200,000 shares of common stock on September 30, 2002. As a result of these initial transactions, at December 31, 2002, the Company had issued 2,100,000 shares of common stock to the founders and seed capital investors for aggregate value of $701,400.

                                 10-KSB Page 32

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements
--------------------------------------------------------------------------------


In the original seed funding agreement, the founders' shares were issued subject to certain performance requirements. In December, 2003, the Board of Directors reviewed performance of the company and determined that certain of the performance requirements would not be met in the allowable time frame, and consequently, a portion of the founders shares were subject to cancellation. As a result of this determination, prior to December 31, 2003, the company cancelled 605,000 founders' shares. These shares were originally acquired at par value or $605 in the aggregate. The cancellation is reflected in the equity section of the Balance Sheet through transfer of $605 from Common Stock to Additional Paid in Capital.

Private Placements:

On June 30, 2002, the Company began offering a private placement of 250,000 Units with each Unit consisting of one share of common stock and one common stock purchase warrant at an offering price of $2.00 per Unit. As of December 31, 2002, a total of 125,000 shares were sold in the private offering. The gross proceeds for the private placement totaled $250,000 and offering expenses totaled $17,500 for net capital of $232,500. The warrants allow the holder to purchase one additional share of common stock per warrant at $3 per share through the warrant expiration date on June 30, 2003. Prior to June 30, 2003, the Warrants were extended to April 1, 2004, and the warrant exercise price was reduced to $1.00.

In February 2003, the Company issued 12,500 shares of common stock and 12,500 common stock purchase warrants to a private investor in consideration of $25,000. The terms of this investment were the same as the terms of the June 30, 2002 private placement offering. No commissions or expenses were incurred in connection with this private placement.

In April, 2003, the Company entered into an agreement with TFS to extend its line of credit through February 15, 2004. The agreement called for a commitment fee of 1% of the line of credit limit or $20,000 payable $5,000 in cash and $15,000 by issuance of 15,000 shares of Common Stock. Under a related agreement between TFS and a principal shareholder and officer and director of TFS, TFS agreed to pass the Genesis line of credit commitment fee payable in stock to the principal shareholder as payment of loan commitment fees TFS owes the principal shareholder.

Prior to December 31, 2003, stock subscriptions for exercise of 125,000 warrants at $1.00 per share were received by the company, and $62,500 of this amount was collected prior to year end. The balance of $62,500 is reported as stock subscriptions receivable in the current assets section of the balance sheet. $50,000 of the subscriptions amount was collected on January 2, 2004 and the remaining $12,500 was collected on February 12, 2004.

Prior to December 31, 2003, the company also redeemed 125,000 shares of common stock from a founder at a redemption price of $1.00 per share or $125,000 in the aggregate. The Board of Directors approved the redemption and the per share value based on the expected opening trading price of Genesis common stock on the Over the Counter Bulletin Board (OTCBB), and the valuation assigned to the common stock by an affiliate in connection with a dividend distribution that occurred in November, 2003.

Preferred Stock:

Shares of the Company's authorized but unissued preferred stock, if issued, are entitled preference over common shares in distribution of assets upon the Company's liquidation or dissolution. Preferred shares have no stated dividend rate.


                                 10-KSB Page 33

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements
--------------------------------------------------------------------------------


Stock Option Plan:

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the Shareholders of the Company on May 2, 2002. The plan allows for issuance of Incentive Stock Options ("ISO's") and Non-statutory Stock Options. The maximum number of shares that may be subject to option and sold under the Plan is 650,000 shares.

From January 24, 2002 (inception) through December 31, 2002, the Company issued ISO's to acquire 399,500 shares to employees of the Company. Twenty percent of the ISO's vest on the date of grant, and 20% vest on the anniversary date of the grant in each of the four succeeding years. The ISO's are exercisable at $1.20 per share. If not exercised prior to April 15, 2007, the options expire. The ISO's also expire 30 days after the recipient ceases to be an employee for the Company, or one year after the employee's death.

The Company also issued Non-statutory Stock Options (NSO's) to acquire 120,000 shares to service providers to the Company. Twenty percent of the NSO's vest on the date of grant, and 20% vest on the anniversary date of the grant in each of the four succeeding years. The NSO's are exercisable at $1.20 per share. If not exercised prior to April 15, 2007, the options expire. The NSO's also expire 30 days after the recipient ceases to be a service provider for the Company, or one year after the service provider's death. The issuance of these options did not result in a compensation element, as there are no specified services required and the value of the underlying stock was less than the estimated fair value of the options' exercise proceeds at the grant date.

In accounting for the ISO's, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under APB Opinion No. 25, because the exercise price of our outstanding stock options is not less than the market price of the underlying stock on the date of grant, no compensation cost is recognized. The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." If the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and loss per share amounts for the period presented would not have differed from that presented. Assumptions used in the fair value estimate included a risk-free interest rate of 3.1%, an expected option life of five years, and a -0-% dividend rate.

As of December 31, 2003, and December 31, 2002, 130,500 shares of common stock were available for future grants under the Plan. A total of and 207,800 and 103,900 options were exercisable at December 30, 2003 and 2002, respectively. No options had been exercised through December 31, 2003.

NOTE 7 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated a tax-basis net operating loss of approximately $124,000 for the year ended December 31, 2003, which is available for carryover to offset future taxable income through 2023. Aggregate losses since inception have totaled approximately $192,000.

At December 31, 2003, the Company had a deferred income tax asset relating to the following:
                                                December 31,     December 31,
                                                    2003             2002
       Net operating loss carryover              $  48,000        $  17,000
       Unrealized loss on available for
          sale security                              9,000           12,000
                                                 ---------        ---------
       Gross deferred tax asset                     57,000           29,000
       Less: deferred tax asset
          valuation allowance                      (57,000)         (29,000)
                                                 ---------        ---------
       Net deferred tax asset                    $      --        $      --
                                                 =========        =========

                                 10-KSB Page 34

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements
--------------------------------------------------------------------------------


The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to generate the tax benefit. For the year ended December 31, 2003 and the period from January 24, 2002 (inception) through December 31, 2002, respectively, the income tax benefit (provision) differed from the $48,000 and $17,000, expected amounts because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 8 -- OPERATING LEASES:
--------------------------------------------------------------------------------

In January 2002, the Company entered into an operating lease of its office premises. Also in 2002, the Company leased certain office equipment under an operating lease agreement. Following are the commitments under the leases for the fiscal years ending December 31 of each year:

            2004                                            21,972
            2005                                            21,972
            2006                                            22,872
            2007                                             1,906

Minimum rent expense incurred for the period ended December 31, 2003, and the period from January 24, 2002 (inception) through December 31, 2002, were $18,747 and $17,500, respectively.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
--------------------------------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, Accrued Receivables, Inventory of Contracts, Accrued Expenses, and Line of Credit - the carrying amounts approximate fair value because of the short maturity or holding period of these instruments.

Investment in Affiliated Company - the fair value of the investment in restricted stock is estimated to approximate cost based on the estimated fair value of the investee's underlying net assets.

NOTE 10 -- DIVIDEND DISTRIBUTION BY AN AFFILIATE:
--------------------------------------------------------------------------------

On November 28, 2003, Temporary Financial Services, Inc. distributed 737,280 shares of previously issued Genesis common stock to its shareholders in a dividend distribution. As a result of this transaction, which was registered with the United States Securities & Exchange Commission, Genesis became a publicly traded company and is now required to file periodic reports with the United States Securities & Exchange Commission.

As described in Note 4, Genesis owns 50,000 shares of common stock of Temporary Financial Services, Inc. (TFS), obtained as part of the original funding agreement between the Company and TFS. In November, 2003, TFS distributed 737,280 shares of Genesis common stock that it owned as a dividend to its shareholders. As a result of the cross ownership, Genesis received 50,000 shares of its own common stock as a dividend in the TFS dividend distribution. These shares were cancelled upon receipt and are considered authorized but unissued shares available for future issuance. The cancellation had the effect of shifting the par value of the shares ($50) from common stock to paid in capital on the balance sheet.


                                 10-KSB Page 35

Genesis Financial, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements
--------------------------------------------------------------------------------


NOTE 11 -- FUNDS HELD IN ESCROW:
--------------------------------------------------------------------------------

In the normal course of business Genesis purchases real estate receivable contracts for its own account and brokers transactions for others. To facilitate the closing of brokered transactions, Genesis often receives and holds buyers funds pending disbursement to a closing agent. This is necessary to meet time deadlines in the closings, and affords buyers more convenience. Genesis has no interest in these funds and deposits them in a separate bank account designated the Genesis Financial, Inc. Trust Account. At December 31, 2003, Genesis was holding $139,687 for the benefit of others. This amount is not reflected in the financial statements since Genesis has no legal interest in the funds.


















                                 10-KSB Page 36

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

      There have been no disagreements between the Company and its accountants on accounting and financial disclosure, and no changes in the financial statement presentation were required by the accountants.

                                   FORM 10-KSB
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information concerning our Management and key personnel:

               DIRECTORS, EXECUTIVE OFFICERS, AND KEY PERSONNEL

      Genesis currently operates with four full-time employees, one part time employee, and a three member Board of Directors. Additional employees will be added as activity levels warrant the addition. The following are brief biographical descriptions of each employee and Director of Genesis.

      MICHAEL A. KIRK, President, CEO and Director, age 51, is responsible for the overall management of operations. Mr. Kirk has held these positions since inception of the company. He will oversee and be directly involved with buying, underwriting, and secondary marketing. He will also oversee the processing, closing and servicing functions. Mr. Kirk is a founder of Genesis and has served as President and Director since inception in January, 2002. Mr. Kirk devotes his full time and energy to the business.

      Prior to founding Genesis, Mr. Kirk was the Senior Vice President of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"). In that capacity, Mr. Kirk managed a staff of 155 and was responsible for all corporate production units, including real estate receivable acquisition, commercial real estate lending, wholesale residential lending, retail residential lending, correspondent lending, secondary markets, alternative cash flow acquisitions, and equipment leasing. In Metropolitan's fiscal year ending in 2000, his operations produced $634 million in transaction volume, involved $900+ million in total assets and contributed $97 million in revenues. Mr. Kirk joined Metropolitan in 1982 as a contract buyer and a member of the underwriting committee. He was a contract buyer and senior underwriter for 12 years. During his tenure with Metropolitan, Mr. Kirk was a member of a team that moved the company from a retail focus to the wholesale market, and increased production ranging between 20% and 55% annually 5 years in a row. He was instrumental in turning Metropolitan into a diverse, full-service financial institution and personally designed and implemented many of the products available at Metropolitan. He also coordinated Metropolitan's securitization business.

      Mr. Kirk was a Founding Director of the National Association of Settlement Purchasers; served as an Advisor to the National Association of Private Mortgage Purchasers; was voted one of the "Pioneers of the Cash Flow Industry" by a cash flow industry trade publication; received an Honorary Doctorate of Presentations, presented by the Benscheidt Communications Group; and has been a past Keynote Speaker at American Cash Flow Association and the Noteworthy Organization annual conventions.


                                 10-KSB Page 37

      Mr. Kirk also serves as a director of Temporary Financial Services, Inc., an affiliated company. Mr. Kirk was elected to the TFS Board at the TFS annual shareholders' meeting on August 1, 2002.

      DOUG GREYBILL, Vice President, age 51, is primarily responsible for coordinating the sale of the asset pools to secondary investors. Mr. Greybill is a full time employee of the company having joined Genesis on March 1, 2002, and has served in the capacity of Vice President since March 26, 2003. He is also actively involved in receivable buying and marketing to the brokers, and assists in underwriting the receivables being purchased to assure compliance with the requirements of the secondary investors.

       Until joining Genesis in February, 2002, Mr. Greybill served as Vice-President of Acquisitions and Secondary Markets for FSB Mortgage, a Little Rock, Arkansas-based secondary market investor in seller-financed receivables. FSB hired Mr. Greybill in early 2000 to significantly expand FSB's presence in the direct purchasing of seller receivables. Prior to joining FSB, he was Metropolitan's Vice-President of Capital Markets, where he was responsible for all correspondent lending and secondary marketing for three years. Prior to joining Metropolitan, he was Executive Vice-President and Chief Credit Officer of Willamette Savings and Loan, a billion dollar thrift headquartered in Portland, Oregon.

      TRENA HAYES, Closer, age 30, is primarily responsible for closing documentation on all purchased and sold receivables. Ms. Hayes has been with Genesis since inception on January 24, 2002 and works full time for the company.

       Ms. Hayes was formerly, a Senior Closer for Metropolitan, and Operations Manager of Metropolitan's equipment leasing unit. She is knowledgeable in real estate laws and procedures and has prepared closing documentation for closings of real estate transactions in all 50 states. As a senior closer at Met, she was responsible for overseeing the files of 5 junior closers.

      DOUGLAS B. DURHAM, age 51, Chairman of the Board since inception on January 24, 2003, coordinates capital formation and debt financing activities, monitors weekly financial performance, oversees all accounting and legal activities, and participates in strategic planning. Mr. Durham is not active in the day to day operations of the business and devotes as much of his time as required to activities as Chairman.

      Mr. Durham currently serves as Senior Vice-President and National Sales Manager of Production Finance International, LLC, a Spokane-based purchase order finance company specializing in high-risk financing to US-based importers and exporters of pre-sold inventory. Previously, Mr. Durham managed the marketing for a Spokane-based regional factoring company, and prior to that, was a Vice-President and Commercial Lending Officer with 20+ years experience in all facets of commercial lending, including small business and middle market lending, national accounts and correspondent banking. He has an extensive background in traditional and non-traditional financing, accounting and commercial documentation.

      BRAD E. HERR, CFO and Director, age 49. Mr. Herr has served as Director of Genesis since its formation on January 24, 2003. Mr. Herr was appointed Chief Financial Officer of the Company on April 1, 2003. Mr. Herr currently works for the company on a part time basis spending about 10 hours per week on company business.


                                 10-KSB Page 38

      Mr. Herr graduated from the University of Montana with a Bachelor of Science Degree in Business - Accounting in 1977 and a Juris Doctorate in 1983. Prior to 1993, Mr. Herr practiced law for ten years with several different firms. From 1993 through 1996, Herr practiced law in the firm of Brad E. Herr, P.S. In June 1996, Mr. Herr left the practice of law to join AC Data Systems, Inc. (AC Data) in Post Falls, Idaho, serving as Director of Finance from 1996 through 1998, and as Vice-President Business Development from 1998 through June 2001. AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry.

      In June, 2001, Mr. Herr left AC Data to join Temporary Financial Services, Inc. ("TFS"), a publicly held financial services company located in Spokane Washington. Mr. Herr is currently the Chief Operating Officer and a Director of TFS.

      Mr. Herr is licensed to practice law in the states of Washington and Montana. Mr. Herr also maintains inactive status as a Certified Public Accountant in the State of Montana.

      AUDIT COMMITTEE, AUDIT COMMITTEE FINANCIAL EXPERT, AND INDEPENDENT DIRECTORS. At this time, the full board of directors of Genesis serves as the audit committee. Upon completion of the distribution described in this Prospectus, we anticipate that the Board will be expanded to include additional independent directors and an audit committee consisting of a smaller number of directors than the full board will be appointed at that time.

      Currently, Brad E. Herr is the Audit Committee Financial Expert. Mr. Herr is a CPA and an attorney and is familiar with generally accepted accounting principles, financial reporting requirements, and internal control procedures. Mr. Herr is also familiar with the functions of the audit committee, and has experience in preparing, analyzing, and evaluating the financial statements of Genesis.

      Mr. Herr is employed by Genesis and is therefore not independent. For this purpose, the company follows the audit committee guidelines and rules on independence published by the American Stock Exchange.

      TRANSACTIONS WITH AFFILIATES AND CONFLICTS OF INTEREST. In all transactions between the Company and an affiliated party, the transaction will be presented to the Board of Directors and may only be approved if (1) if the transaction is on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties and, (2) a majority of the independent directors who do not have an interest in the transaction approve of the action. We will pay for legal counsel to the independent directors if they want to consult with counsel on the matter. We believe that the requirement for approval of affiliated transactions by disinterested independent directors will assure that all activities of the Company are in the best interest of the Company and its shareholders. As noted above, the Company currently has only one independent director. Pending election of a second independent board member, the Company will submit transactions (if any) with affiliates to Mr. Olsen for his approval.

      We intend to consider investment in other businesses from time to time. When presented with an investment opportunity, we may decline the investment because of the timing, other commitments, size, suitability standards, or any number of other sound business reasons. In such circumstances, it is possible


                                 10-KSB Page 39
that some or all of our officers and directors may choose to make the investment from personal funds. In order to fulfill their fiduciary responsibilities to the Company and our shareholders, each officer and director is aware that he or she must make business opportunities that are consistent with our business plan available to the company first. If we decline to participate, the individual officers and directors may then participate individually. Beyond the obligation to present opportunities to the Company first, there are no restrictions on participation in business opportunities by our officers and directors.

The Company expects to establish an audit committee and adopt a code of ethics for its executive officers at the annual shareholders' meeting to be held in May, 2003.

ITEM 10. EXECUTIVE COMPENSATION.

Genesis has entered into employment agreements with Michael A. Kirk and Douglas
B. Durham. Michael A. Kirk, President, receives a salary of $72,000 per annum, usual company benefits such as health insurance, and incentive compensation. Douglas B. Durham, Chairman of the Board, receives a salary of $12,000 per annum, and incentive compensation. For the period ended December 31, 2003, Douglas Durham waived his right to salary compensation from Genesis under his employment agreement until Genesis achieves consistently profitable operations.

The following tables set forth additional compensation  information on Michael
A. Kirk, Douglas B. Durham, Douglas Greybill, and Brad Herr. This group includes all of the executive officers and directors of the company.

                                                             Annual Compensation
                                                -----------------------------------------
                                  Year                                       Other Annual
Name and principal position     (Note 1)          Salary         Bonus       Compensation
---------------------------     --------          ------         -----       ------------
Michael A. Kirk, President        2003           $81,000        $25,000           --
                                  2002           $72,000             --           --
Douglas B. Durham,
  Chairman                        2003                --             --           --
                                  2002                --             --           --
Douglas Greybill, V.P.            2003            60,000       $ 12,475           --
                                  2002           $60,000       $  5,042           --
Brad E. Herr, CFO &
  Director                        2003           $20,000             --           --
                                  2002                --             --        Note 2

Note 1: The Table reflects the annualized salaries for Michael Kirk and Douglas Greybill, and includes bonus and other compensation amounts for the period from January 24, 2002 ( inception) through December 31, 2002, and from January 1 through December 31, 2003.

Note 2: Mr. Durham received no annual compensation from Genesis in the periods ended December 31, 2002 and 2003. Mr. Herr is an officer and director of Temporary Financial Services, Inc. (TFS) and TFS received $500 per month for providing accounting services to Genesis in the periods ended December 31, 2002 and 2003. The aggregate amounts received by TFS for accounting services were $5,500 in 2002 and $6,000 in 2003. The payments for accounting services to TFS were not for the primarily purpose of compensating Mr. Herr.


                                 10-KSB Page 40

------------------------------------------------------------------------------------------
                                                     Option/SAR Grants
                              ------------------------------------------------------------
                               Number of      Percent of total
                               Securities      options/SARs
                               underlying        granted to     Exercise or
                              options/SARs      employees in     base price    Expiration
Name and principal position     granted         fiscal year      per share        Date
---------------------------   ------------    ----------------  -----------    ----------
Michael A.Kirk, President        150,000             29%            $1.20      04/15/2007
Douglas B. Durham, Chairman      100,000             19%            $1.20      04/15/2007
Douglas Greybill, V.P            115,000             22%            $1.20      04/15/2007
Brad E. Herr, Director            50,000             10%            $1.20      04/15/2007

Note 1: The Table includes information for the periods from January 24, 2002 (inception) through December 31, 2002 and the year ended December 31,
         2003.

Note 2: The options granted to Michael A. Kirk, Douglas B. Durham and Douglas Greybill are incentive stock options issued pursuant to the Genesis Financial, Inc. Stock Option Plan. The options granted to Brad E. Herr are non-statutory stock options. The issuance of the options did not result in a compensation element since no specified services were required to be performed and the value of the underlying stock was less than the exercise price on the date of grant.


                      EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------
                            (a)                  (b)                   (c)
                                                                    Number of
                                                                   Securities
                                                                    remaining
                          Number of                              available for
                      securities to be                          future issuance
                         issued upon     Weighted average         under equity
                         exercise of     exercise price of     compensation plans
                         outstanding        outstanding          (excluding
                      options, warrants  options, warrants     securities shown
Plan Category            and rights.        and rights           in column a)
--------------------------------------------------------------------------------
Plans approved by          513,500         $1.20 per share          136,500
security holders
--------------------------------------------------------------------------------
Plans  not  approved         n.a.                n.a.                n.a.
by security holders
---------------------------------------------------------------------------------

      None of the directors of Genesis receive any compensation for serving as directors. There are no standard arrangements for compensation of directors and no special circumstances have arisen to date that would require any other compensation arrangements for directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following tables set forth information regarding the number and percentage of our shares of common stock held by each director, each executive officer, and each other shareholder owning 5% or more of our outstanding stock. Genesis currently has 1,597,500 shares of common stock issued and outstanding. In addition, Genesis has issued stock options to employees and key personnel and consultants for an aggregate of 513,500 shares of common stock. In the aggregate, assuming all of the options are exercised Genesis would have 2,049,000 shares issued and outstanding. Percentages in the table as of December 31, 2003 take into account the shares issuable on exercise of the options outstanding. The Genesis shares held by TFS are attributed to the owners of those shares pro rata based on percentages of ownership of TFS.


                                 10-KSB Page 41

----------------------------------------------------------------------------------
                                                            As of 12/31/2003
SECURITY OWNERSHIP OF MANAGEMENT                         Common Shares      Percent
----------------------------------------------------------------------------------
Michael A. Kirk (Notes 1, 5)                               425,000           20.7%
200  N.  Mullan  Rd.,  Suite  217, Spokane, WA 99206
----------------------------------------------------------------------------------
Douglas B. Durham (Notes 2, 5)                             200,000           9.8%
1926 E. 38th Avenue,  Spokane,  WA 99203
----------------------------------------------------------------------------------
Brad E. Herr (Notes 4, 5)                                  117,325            5.7%
200  N.  Mullan  Rd.,  Suite  213, Spokane, WA 99206
----------------------------------------------------------------------------------
Douglas Greybill (Note 3)                                  115,000            5.6%
200  N.  Mullan  Rd.,  Suite  217, Spokane, WA 99206
----------------------------------------------------------------------------------
All  officers  and  directors as a group                   857,325           41.8%
----------------------------------------------------------------------------------


----------------------------------------------------------------------------------
SECURITY OWNERSHIP OF                                       As of 12/31/2003
CERTAIN BENEFICIAL OWNERS                                Common Shares      Percent
----------------------------------------------------------------------------------
Temporary Financial Services, Inc. (Notes 4, 5)            145,720            7.1%
200 N. Mullan Rd., Suite 213 Spokane, WA 99206
----------------------------------------------------------------------------------
John R. Coghlan (Notes 4, 5)                               435,969           21.3%
200 N. Mullan Rd., Suite 213 Spokane, WA 99206
----------------------------------------------------------------------------------

Notes to Tables:

Note 1: Michael Kirk has been granted an option to acquire up to 150,000 shares of Genesis common stock at $1.20 per share. The option shares are included in the Table.

Note 2: Douglas Durham has been granted an option to acquire up to 50,000 shares of Genesis common stock at $1.20 per share. The option shares are included in the Table.

Note 3: Douglas Greybill has been granted an option to acquire up to 115,000 shares of Genesis common stock at $1.20 per share. The option shares are included in the Table.

Note 4: John R. Coghlan and Brad E. Herr are officers and directors of Temporary Financial Services, Inc. ("TFS") and are considered to beneficially own their pro rata portion of the shares of Genesis held by TFS, based on their interests in TFS. Mr. Coghlan is attributed with 36.4% of the shares and Mr. Herr is attributed with 7.6% of the shares. After this offering, TFS will continue to hold 145,720 shares of Genesis. Both Mr. Coghlan and Mr. Herr have received stock options entitling each of them to purchase 50,000 additional shares of Genesis common stock at $1.20 per share. The option shares are included in the Table.

      TFS is an affiliate of Genesis by virtue of its ownership of 145,720 shares of Genesis common stock and the ownership of John Coghlan, an officer and director of TFS. Mr. Herr is also an officer and director of both TFS and Genesis. The control persons of TFS include the officers and directors, comprised of John Coghlan, Brad Herr, Gene Olsen, and Michael Kirk. John Coghlan and Brad Herr are also more than five percent shareholders of TFS.

COMPLIANCE WITH SECTION 16(A ) OF THE EXCHANGE ACT.

      The Company is not currently subject to the reporting requirements of
Section 12(b) or 12(g) of the Exchange Act. As a result, compliance with Section 16(a) of the Exchange Act is not required of the executive officers and directors of the Company.


                                 10-KSB Page 42

ITEM   12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Following completion of this distribution Genesis will be faced with certain conflicts of interest. Temporary Financial Services, Inc. ("TFS"), a significant shareholder, is also providing Genesis with a secured warehousing line of credit of $2,000,000. Brad Herr is a director of both Genesis and TFS. John Coghlan is a Director of TFS and after owns approximately 21% of the total outstanding common stock of Genesis (fully diluted).

      These interrelationships could create potential conflicts of interest. Genesis may see deals from time to time that it may choose not to pursue. Genesis may refer or broker these deals to others, including officers, directors, and key employees for funding. This may create real or perceived conflicts of interest if deals funded by officers and directors are also deals that could have been funded by Genesis. Management will attempt to deal with such conflicts as they arise but no assurances can be given that the resolution, if any, will be acceptable to the parties involved or, if acceptable, that it will be in the best interests of the shareholders. When appropriate, Genesis may bring in outside advisors to assist with conflict resolution to attempt to develop a resolution that is fair to the stakeholders involved.

      From January 24, 2002 (inception) through December 31, 2003, Genesis has brokered twelve contracts to related parties and joint ventured two contract purchases with related parties.

      Eleven contracts have been brokered or sold to John Coghlan with an approximate aggregate cost of $933,937. Genesis received $15,227 in brokerage fees and $21,185 in resale margins relating to these transactions. On August 2, 2002, Mr. Coghlan purchased a real estate note secured by a golf course property in Montana for $530,854 due in ten years with interest at 11% per annum. On June 19, 2002, Mr. Coghlan purchased two contracts secured by residential properties, one for $48,545, and one for $80,061. On August 22, 2002 Mr. Coghlan purchases an additional contract secured by residential property for $48,545. On April 25, 2003, Mr. Coghlan purchased one pool of seven contracts for $250,000 from Genesis. The pooled contracts had a cost basis of $228,815, and the sale yielded an operating margin of $21,815.

      In addition to the contracts sold or brokered directly to Mr. Coghlan, Genesis brokered one contract directly to TFS on March 20, 2003, and an additional contract was sold to a small group of investors that included TFS on March 3, 2003. The brokered transaction was an $820,000 contract secured by a mobile home park in Washington. The note associated with the contract is due in thirty-six months, bears interest at 12% per annum and included a 5 point commitment/origination fee. This contract was too large for Genesis to fund internally. Genesis offered the contract to TFS and TFS agreed to purchase note for $820,000 provided it receive 2 points of the loan commitment/origination fee. Genesis received $16,400 for brokering the note and the referring broker received $8,200 for the transaction. TFS received $16,400 of the commitment fee for purchasing the contract.

      In the sale transaction, TFS participated with a small group of investors to acquire a $300,000 contract secured by a commercial building in Idaho. This contract included a note due in thirty-six months with interest at 15% per annum. Genesis received $12,000 for sale of this contract.

      On February 20, 2003, Genesis and TFS joint ventured as 50% - 50% partners the acquisition of a $190,000 contract due in eighteen months bearing interest


                                 10-KSB Page 43
at 14% per annum and bearing a loan origination/commitment fee of 5 points. The origination/commitment fee $9,500 was split $4,750 each between Genesis and TFS and each company receives its portion of the monthly payments.

      On June 21, 2002, Genesis and TFS joint ventured a contract purchase that was too large for Genesis to fund on its own. TFS provided 80% of the funding for the joint venture purchase and TFS and Genesis agreed to split any profits generated from the contract. After holding to contract for approximately four months, the debtor agreed to an early payoff that resulted in a $215,000 joint venture profit that was split $107,500 each to TFS and Genesis. The original note relating to the contract was for $800,000 with interest only monthly payments and $100,000 annual principal bump payments. After acquiring the contract in the joint venture, Genesis offered the obligor a $100,000 discount for early payoff and the offer was accepted, resulting in the contract profit.

      Genesis was originally formed on January 24, 2002 by Michael Kirk, Douglas Durham and Temporary Financial Services, Inc., as founders. Kirk and Durham each received 500,000 shares of common stock in consideration of $500 each and the contribution to the business of the business proposal. TFS received 350,000 in consideration of $350 and its agreement to participate in the business opportunity. Based on the business proposal and negotiations between Kirk, Durham and TFS, Kirk, Durham and TFS agreed to provide seed equity capital to the business and agreed to certain loans in exchange for an additional equity interest in the business. TFS invested $200,000 for 200,000 shares of Genesis Stock, exchanged 50,000 shares of TFS common stock for 250,000 shares of Genesis common stock valued at $1.00, and purchased a convertible promissory note for $200,000. Kirk and Durham each also purchased an additional 25,000 shares of Genesis common stock for $25,000 each. John R. Coghlan received 50,000 shares of Genesis common stock for his agreement to provide additional financial backing (in the form of personal guarantees or other agreements) if needed to obtain an operating line of credit for $1,500,000 or more. On September 30, 2002, TFS converted its promissory note into 200,000 shares of Genesis common stock valued at $1.00. As a result of these transactions, Mr. Kirk and Mr. Durham each received 525,000 shares, Mr. Coghlan received 50,000 shares, and TFS received 1,000,000 shares of Genesis common stock.

      The original seed funding agreement included performance requirements for Mr. Kirk, Mr. Durham, and TFS. In December, 2003, the parties agreed that certain of the performance requirements would not be met by the deadline. As a result, the Company exercised its clawback rights prior to December 31, 2003 and cancelled a total of 605,000 shares previously issued to the founders. 250,000 shares each owned by Mr. Kirk and Mr. Durham were cancelled, and 105,000 shares owned by TFS were cancelled.

      Also prior to year end, TFS distributed 737,280 shares of its Genesis common stock to its shareholders as a dividend.

      The transactions between Genesis and TFS and Coghlan were negotiated at arms length as part of the formation agreements that the parties entered into in January, 2002. Following completion of the transactions, Brad E. Herr, an officer and director of TFS, also became a director of Genesis. TFS now owns 9.1% of the currently outstanding common shares of Genesis (or 7.1% of the common shares assuming all warrants and options are exercised) through its ownership position of 145,720 shares.

      On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan. The plan was presented to the Genesis shareholders on April 10, 2002 and was unanimously adopted by the shareholders on that date. The


                                 10-KSB Page 44
plan allows significant flexibility in the type and form of options that can be granted and to whom the options may be directed. Both incentive stock options and non-qualified stock options are allowed. Genesis reserved up to 650,000 shares of common stock for issuance pursuant to options granted under the plan. As of March 31, 2003, Genesis has granted stock options to management and affiliates aggregating 415,000 shares, and options to non-management employees aggregating 34,500. In addition, unaffiliated non-employee service providers have received options on 14,000 shares and an affiliated service provider received options on 50,000 shares. All options are exercisable at $1.20 per share and vest 20% on the date of grant and 20% per annum over the succeeding four years.

      All outstanding options were granted by the Company upon resolution of the Board of Directors on April 10, 2002 and the options were issued on April 15, 2002. Genesis granted options to management and affiliates including: Mike Kirk (150,000), Douglas Durham (100,000), Douglas Greybill (115,000), John Coghlan (50,000) and Brad Herr (50,000). At the time the options were granted, the fair value of the Genesis common stock was less than $1.20 per share and no compensation expense was recognized by Genesis as a result of the option grants. All outstanding options expire on April 15, 2007.

      At December 31, the Company agreed to redeem 125,000 shares of common stock owned by Douglas Durham and one half of his outstanding options for $125,000 cash. As a result of this redemption and the year end clawback of shares, Mr. Durham continues to hold 150,000 shares of common stock and 50,000 options.

      On February 15, 2003, at the time that Genesis renewed its line of credit with TFS, Genesis agreed to pay TFS a one point commitment fee amounting to $20,000. Genesis offered to pay the fee $5,000 in cash and $15,000 in stock. Concurrently with the renewal of the Genesis line of credit, TFS renewed its line of credit with Mr. Coghlan. The TFS line of credit allowed TFS to fund the Genesis line of credit. In the renewal agreement between TFS and Mr. Coghlan, TFS agreed to pass through the 15,000 Genesis shares valued at $1.00 per share to Mr. Coghlan as partial payment of the line of credit renewal fee that TFS owed Mr. Coghlan. The net affect of these agreements was the issuance of 15,000 shares of Genesis common stock to Mr. Coghlan at a price of $1.00 per share.

      In September, 2003, Genesis arranged a $500,000 short term loan with John
R. Coghlan to fund a contract. The short term loan was needed to allow time to fund the contract through traditional sources. The short term loan was repaid within thirty days. Repayment included a fixed return amount of $5,000 (1%) to John R. Coghlan. Genesis received $19,000 for brokering the transaction after payment of the $5,000 amount to Mr. Coghlan and after payment of a $1,000 fee to a referring broker.

      In each of the above transactions with related parties, the Board of Directors of Genesis determined that the terms of the transactions were at least as favorable to Genesis as could be obtained from an unrelated third party. The Board considered the transactions in terms of capital required, risk of the opportunity, and effort required on the part of Genesis to arrange the transaction before authorizing the related party terms. While Genesis considered each transaction fair in light of the circumstances at the time, the transactions were entered into when Genesis had less than two disinterested independent directors to ratify the transactions.


                                 10-KSB Page 45

      In the future, Genesis will not enter into related party transactions unless the terms are at least as favorable as those available from an unrelated third party. As noted elsewhere in the Prospectus, Genesis intends to expand the Board of Directors and add at least two independent directors sometime shortly after completion of this distribution. Until two independent directors are obtained, Genesis will not engage in any other transactions with related parties that would give rise to conflicts of interest. Once the two independent directors are added to the Board, Genesis may once again enter into related party transactions provided they are first approved by a majority of the disinterested independent directors.

ITEM   13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Designation  Description                                    Reference
-------------------  -----------                                    ---------

Item 601 (31)        Certification of Principal Executive Officer   Exhibit 31.1
                     Certification of Principal Financial and
                         Accounting Officer                         Exhibit 31.2
Item 601 (32)        Certification of Chief Executive Officer       Exhibit 32.1
                     Certification of Chief Financial Officer       Exhibit 32.2

ITEM 14.    Principal accountant fees and services

The Principal accountant for the Company billed audit and tax fees as set forth in the following table:

                         2003           2002
                     ------------   ------------
Audit Services         $22,500         $26,74
                       $ 1,480          NONE


      SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS FINANCIAL, INC.


/s/ Michael A. Kirk    President             Michael A. Kirk       March 30 2004
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date

/s/ Brad E. Herr       Secretary              Brad E. Herr         March 30 2004
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     Principal Executive
/s/ Michael A. Kirk  Officer and Director    Michael A. Kirk       March 30 2004
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date

                 Principal Financial and
                     Accounting Officer
/s/ Brad E. Herr       and Director            Brad E. Herr        March 30 2004
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date

/s/ Douglas B. Durham    Director           Douglas B. Durham      March 30 2004
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date


                                 10-KSB Page 46