Form 10QSB
period 2004-03-31
GENESIS FINANCIAL INC
filed 2004-05-17
CIK 1183082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHNAGE ACT

          For the transition period from _____________ to ___________.


                       Commission File Number: 333-103331


                             GENESIS FINANCIAL, INC.
        -----------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)


            Washington                                         03-0377717
--------------------------------------------------------------------------------
(State or other jurisdiction  of                              (IRS Employer
  incorporation or organization)                          Identification Number)


           200 North Mullan Road, Suite 217, Spokane, Washington 99206
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (509) 462-1468
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

                                                                  Yes |X| No |_|

The number of shares of common stock outstanding on May 12, 2004 was: 1,597,500

Transitional Small Business Disclosure Format.                    Yes |_| No |X|


                                 10-QSB Page 1

                                   FORM 10-QSB
                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

GENESIS FINANCIAL, INC.
--------------------------------------------------------------------------------

CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----
Management Statement                                               10-QSB Page 3

FINANCIAL STATEMENTS (Unaudited):

   Balance sheet                                                   10-QSB Page 4

   Statements of income                                            10-QSB Page 5

   Statements of cash flows                                        10-QSB Page 6

   Notes to financial statements                             10-QSB Pages 7 - 11


                                 10-QSB Page 2

                              MANAGEMENT STATEMENT

      The accompanying (unaudited) balance sheet of Genesis Financial, Inc. as of March 31, 2004, and the related statements of income, and cash flows for the three month periods ended March 31, 2004 and 2003 were prepared by Management of the Company.

      The accompanying financial statements should be read in conjunction with the audited financial statements of Genesis Financial, Inc. (the "Company") as of and for the year ended December 31, 2003, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.


Management
Genesis Financial, Inc.
May 12, 2004


                                 10-QSB Page 3

GENESIS FINANCIAL, INC.
--------------------------------------------------------------------------------

Balance Sheet
--------------------------------------------------------------------------------

                                                                               MARCH 31,
                                                                                  2004
                                                                              -----------
Assets                                                                        (Unaudited)
CURRENT ASSETS:
     Cash                                                                     $    24,064
     Accrued receivables                                                           32,297
     Inventory of contracts                                                     2,416,211
     Other current assets                                                             352
     Prepaid expenses                                                               2,568
                                                                              -----------
         Total current assets                                                   2,475,492
OTHER ASSETS:
     Securities available for sale                                                151,764
     Deferred registration costs                                                       --
     Investment in LLC                                                             26,924
     Deposits                                                                         200
                                                                              -----------
         Total other assets                                                       178,888
FURNITURE & EQUIPMENT, less accumulated depreciation
     of $3,503                                                                      5,741
                                                                              -----------

                                                                              $ 2,660,122
                                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit, affiliated company                                       $ 1,983,052
     Accrued expenses                                                              22,692
                                                                              -----------
         Total current liabilities                                              2,005,745
                                                                              -----------
COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock - 100,000,000 shares, $0.001 par value, authorized;
         1,597,500 issued and outstanding                                           1,598
     Preferred stock - 10,000,000 shares, $0.001 par value, authorized;
         none issued                                                                   --
     Additional paid-in capital                                                   972,303
     Retained earnings (deficit)                                                 (221,287)
     Accumulated other comprehensive loss                                         (98,236)
                                                                              -----------
         Total stockholders' equity                                               654,377
                                                                              -----------

                                                                              $ 2,660,122
                                                                              ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                 10-QSB Page 4

GENESIS FINANCIAL, INC.
--------------------------------------------------------------------------------

Statements of Income
--------------------------------------------------------------------------------

                                                THREE MONTHS       THREE MONTHS
                                                   ENDED              ENDED
                                               MARCH 31, 2004     MARCH 31, 2003
                                                 -----------        -----------
REVENUE:                                         (Unaudited)        (Unaudited)
     Contract sales revenues, net                $    38,516        $    34,506
     Interest income from contracts                   66,371             51,683
     Broker and extension fees                        28,500             34,900
     Other income                                      5,201              1,828
                                                 -----------        -----------
OPERATING REVENUE                                    138,588            122,917
                                                 -----------        -----------

EXPENSES:
     Compensation and related expenses                78,408             58,330
     Interest expense, related party                  38,985             20,788
     Office and startup expenses                       4,355              2,683
     Other expenses                                   46,109             21,220
     Excise tax expense                                1,745              1,871
                                                 -----------        -----------
                                                     169,601            104,892
                                                 -----------        -----------

NET OPERATING INCOME (LOSS)                          (31,014)            18,025

OTHER INCOME
     Equity in gains of affiliates                        --                 --
                                                 -----------        -----------

NET INCOME (LOSS)                                $   (31,014)       $    18,025
                                                 ===========        ===========

BASIC LOSS PER SHARE                             $     (0.02)       $      0.01
                                                 ===========        ===========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                            1,597,500          2,233,334
                                                 ===========        ===========


See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 5

GENESIS FINANCIAL, INC.
--------------------------------------------------------------------------------

Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED THREE MONTHS ENDED
Increase (Decrease) in Cash                                                          MARCH 31, 2004   MARCH 31, 2003
                                                                                     --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  (Unaudited)      (Unaudited)
     Net income (loss)                                                                 $ (31,014)       $  18,025
                                                                                       ---------        ---------
     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation                                                                     395              394
            Increase in accrued receivables                                              (14,553)          (6,441)
            Decrease in stock subscriptions receivable                                    62,500               --
            Increase in inventory of contracts                                          (373,570)        (502,143)
            Decrease in other current assets                                              25,000               --
            (Increase) decrease in prepaid expenses                                           --                8
            Increase in deferred registration costs                                           --          (23,906)
            Decrease in customer advance                                                 (50,000)              --
            Decrease in accrued expenses                                                  (2,056)           6,101
                                                                                       ---------        ---------
                                                                                       ---------        ---------
                Total adjustments                                                       (352,284)        (525,987)
                                                                                       ---------        ---------
                Net cash used in operating activities                                   (383,298)        (507,962)
                                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                Net cash used in investing activities                                         --               --

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of stock for cash                                                                  --           25,000
     Proceeds from line of credit, net                                                   278,067          377,793
                                                                                       ---------        ---------
         Net cash provided by financing activities                                       278,067          402,793
                                                                                       ---------        ---------
NET INCREASE (DECREASE) IN CASH                                                         (105,231)        (105,169)
CASH, BEGINNING OF PERIOD                                                                129,295          344,304
                                                                                       ---------        ---------
CASH, END OF PERIOD                                                                    $  24,064        $ 239,135
                                                                                       =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

CASH PAYMENTS OF INTEREST                                                              $  35,376        $  16,096
                                                                                       =========        =========

See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 6

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

The Company holds receivables contracts in inventory pending sale. Typically, the Company attempts to sell receivables contracts three to twelve months after acquisition. This holding period allows the contracts to season, which typically increases the value of the receivables in the secondary market. At March 31, 2004 and 2003 the Company was not holding any contracts for investment. If contracts are held for investment, they will be classified as investment in real estate contracts at the time the decision to hold is made.


                                 10-QSB Page 7

Investment in affiliated company - The Company's investment in common stock of Temporary Financial Services, Inc., an available for sale security (see Note 4) is stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect (when applicable), are reported as a separate component of stockholders' equity. For the periods ended March 31, 2004 and 2003, unrealized losses on available for sale securities are reflected in accumulated other comprehensive loss.

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

Mark to market adjustments - The Company evaluates the estimated market value of its contracts and real estate held in inventory at the end of the period and adjusts the values to reflect decreases in market value below cost. The adjustment to market value is made by adjusting the aggregate future cash flows from receivables contracts to net present value using the Company's calculated cost of capital as the interest factor. The adjustment is made on an aggregate basis by major contract type. Currently the Company breaks its properties into the following categories: residential properties, commercial properties, and land. At March 31, 2004 and 2003 management determined that no adjustments for declines in market value were warranted.

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


                                 10-QSB Page 8

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

The Company operates under a $2,000,000 line of credit facility from Temporary Financial Services, Inc. (TFS). (See Note 5). TFS is affiliated with the Company through ownership of approximately 8.9% of the total issued and outstanding shares of the Company. In addition, an officer and director of TFS is also an officer and director of Genesis.

From time to time, TFS and affiliates participate with the Company in purchasing contracts that would otherwise be too large for the Company to purchase on its own. These joint-venture purchases are negotiated on a case by case basis depending on the circumstances of each individual contract. TFS shares in a portion of the profit from joint-venture purchases at the time the receivables contract that is the subject of the joint venture is sold. From time to time, the Company may also sell contracts from inventory or broker transactions directly to TFS and one or more affiliates of TFS. In the three month period ended March 31, 2003, the Company brokered one additional contract to TFS with an aggregate cost of $820,000 and TFS acquired a partial interest in a second contract in the amount of $50,000. The Company received brokerage fees of $31,400 from these transactions. In the three month period ended March 31, 2004, Genesis did not broker any additional contracts to TFS.

TFS also provides the Company with bookkeeping services for $500 per month. TFS received $1,500 in the three month periods ended March 31, 2004 and 2003.

NOTE 3 -- INVENTORY OF CONTRACTS RECEIVABLE:
--------------------------------------------------------------------------------

At March 31, 2004, the Company held thirty four contracts, seven properties, and two modular homes in inventory with an aggregate cost of $2,416,211. Of this inventory, twenty six were residential properties, modular homes or contracts with an aggregate cost of $1,028,727, six were commercial properties or contracts with an aggregate cost of $661,781, two were contracts secured by business assets with an aggregate cost of $111,389, and nine were land or contracts secured by land with an aggregate cost of $614,315. Included in these amounts are five properties obtained through foreclosure with an aggregate cost of $538,634. Properties owned (REO's) are included in inventory and are available for sale. On an aggregate basis, the market values of each category of contracts (residential, commercial, land, and REO) exceed the cost basis of the contracts and no adjustments to lower of cost or market were necessary at March 31, 2004.

Two single family residence contracts and one land contract with aggregate costs of $93,222 were delinquent at March 31, 2004. By contract category, 13% of the residential contracts were delinquent and 3% of the land contracts were delinquent. On an aggregate basis, 6% of the contracts in inventory were delinquent at March 31, 2004. The estimated net recovery values of these delinquent properties exceed Genesis' cost basis in the contracts and no loss reserves have been established for the delinquent properties at March 31, 2004.

In 2003, Genesis also entered into a joint development agreement on two modular home and lot projects. Genesis provided capital to complete the projects and the joint developer managed the development projects. Genesis will receive 80% of the gross profit after recovery of the development costs upon sale of the modular homes. As of March 31, 2004, the two modular homes were carried at the cost basis of $249,446 and the properties are currently available for sale.


                                 10-QSB Page 9

NOTE 4 -- INVESTMENTS IN AFFILIATES:
--------------------------------------------------------------------------------

As part of the original seed funding agreement between Genesis and TFS, Genesis exchanged 250,000 shares of its common stock for 50,000 restricted common shares of Temporary Financial Services, Inc., an affiliated company. As a result, the Company owns 6.8% of the issued and outstanding stock of TFS. At March 31, 2004, the fair value of the investment was $151,764 and at March 31, 2003, the fair value of the investment was $192,500. The investment was originally recorded at a fair value of $250,000. For the periods ended March 31, 2004 and 2003, the investment's carrying value was reduced by $63,236 and $57,500, respectively.

NOTE 5 -- LINE OF CREDIT:
--------------------------------------------------------------------------------

On February 15, 2004, Genesis entered into a new agreement with TFS extending the line of credit through December 31, 2004. The new agreement increased the borrowing limit to $2,000,000 and retained the interest rate on the line at 8% per annum. The renewal required a $20,000 commitment fee payable in cash. Other terms of the line of credit set forth in the original agreement carried forward under the new agreement. The balance due on the line of credit at March 31, 2004 was $1,983,052. For the three months ended March 31, 2004, the Company paid or accrued $38,985 in interest under the line of credit.

At March 31, 2003, the Company had an outstanding balance of $1,433,318 against the $2,000,000 line-of-credit that was then in effect with its primary lender, TFS. The line-of-credit is secured by all assets of the Company. For the three months ended March 31, 2003, the Company paid or accrued $20,788 in interest under the line of credit.

NOTE 6 -- CAPITAL STOCK:
--------------------------------------------------------------------------------

Private Placements:

In 2002, the Company sold a unit offering private placement where each Unit consisted of one share of common stock and one common stock purchase warrant. The offering price was $2.00 per Unit. A total of 137,500 Units were sold on these terms. The warrants included in the Units allowed the holder to purchase one additional share of common stock per warrant at $3 per share through the warrant expiration date on June 30, 2003. Prior to June 30, 2003, the Warrants were extended to April 1, 2004, and the warrant exercise price was reduced to $1.00. In the three month period ended March 31, 2004, 131,750 warrants were exercised at $1.00 per share, and the remaining unexercised warrants were due to expire on April 30, 2004.



                                 10-QSB Page 10

Preferred Stock:

Shares of the Company's authorized but unissued preferred stock, if issued, are entitled preference over common shares in distribution of assets upon the Company's liquidation or dissolution. Preferred shares have no stated dividend rate.

Stock Option Plan:

As of March 31, 2004, and March 31, 2003, 130,500 shares of common stock were available for future grants under the Plan. A total of 148,000 and 103,900 options were exercisable at March 31, 2004 and 2003, respectively. No options had been exercised through March 31, 2004.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
--------------------------------------------------------------------------------

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



                                 10-QSB Page 11

                                   FORM 10-QSB

PART I, ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

      PERIOD ENDED MARCH 31, 2004. Genesis was organized on January 24, 2002, and began actively purchasing contracts in April, 2002. This discussion will focus on the results in the quarters ended March 31, 2004 and March 31, 2003.

      Genesis books contracts into inventory at the time of purchase at the actual dollar cost paid, and relieves inventory to cost of sales at the time the contracts are sold. Contract sales are reported net (selling price less our cost of the contract) for financial reporting purposes.

      For the three months ended March 31, 2004, we purchased nineteen contracts at a total cost of $1,209,885. During this period, we sold eleven contracts for $861,878 gross revenues against $823,362 cost of sales, generating gross profits from contract sales of $38,516. We also earned $66,371 of interest on contracts held in inventory, $28,500 in broker and contract extension fees, and $5,201 in other income. Net aggregate total revenues for the period were $138,588, generating net loss of $31,014 for the period.

      Of the thirty four contracts, seven parcels of real property (including "REO") and two modular homes with an aggregate cost of $2,416,211 held in inventory at March 31, 2004, three contracts with an aggregate cost of $93,222 (4%) were and remain delinquent in making payments as of the date of this report. As of March 31, 2004, the collateral balances on the delinquent contracts held in inventory are and were considered more than adequate to allow a full recovery of amounts due Genesis and no write-downs have been taken.

      In the quarter ended March 31, 2004, salaries amounted to $78,408. These amounts are expected to remain relatively steady through the next twelve months as management stays focused on growing the business. At March 31, 2004, we were staffed with five full time employees and one part-time employee, and we consider our compensation expense to be reasonable and necessary.

      Interest expense amounted to $38,985 in the quarter ended March 31, 2004. Interest expense is incurred on borrowings under a line of credit with an affiliated company. We currently operate under a $2,000,000 line of credit bearing interest at the rate of eight percent (8%). The line of credit also includes a one percent origination fee. We consider the terms of the line of credit to be at least as favorable as those available to us from an unaffiliated lender. As of March 31, 2004, the balance on the line of credit was $1,983,052. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

      In its first two years of operations, Genesis focused on establishing connections with brokers and contract investors. We now have an established list of contract brokers and a pool of buyers for Contract sales. We work with a number of brokers scattered throughout the United States that provide us with contracts available for purchase. Many of these brokers are acquaintances that worked with our management team in a professional capacity over the years.


                                 10-QSB Page 12

      We have also now made contact with many of the buyers of real estate receivable contracts that our management team has worked with in the past. Much of the first year of operations was spent in reestablishing old contacts in the secondary markets. The contract buyers are now generally aware that Genesis is in business and our pool sale proposals are being accepted and reviewed by a number of secondary market buyers.

      During Genesis's third year of operations, the focus will be on increasing the number of contracts purchased and accelerating inventory turnover. This will require that the management select contracts that are attractive to the pool market. Management is also taking steps to develop additional sources for sale of contracts, including building relationships with banks, individual investors, and investment pools.

      PERIOD ENDED MARCH 31, 2003 For the three months ended March 31, 2003, we purchased twenty-four contracts at a total cost of $2,039,826. During this period, we sold twelve contracts for $1,560,453 gross revenues against $1,525,947 cost of sales, generating gross profits from contract sales of $34,506. We also earned $51,683 of interest on contracts held in inventory, $34,900 in broker and contract extension fees, and $1,828 in other income. Net aggregate total revenues for the period were $122,917, generating net profit of $18,025 for the period.

      Of the forty-two contracts with an aggregate value of $1,823,026 held in inventory at March 31, 2003, seven contracts with an aggregate value of $255,008 (14%) were and remain delinquent in making payments as of the date of this prospectus. Three of these contracts were purchased in delinquent status with the intention of pursuing foreclosure and foreclosures are in process on two of the contracts. Genesis received a deed in lieu of foreclosure on the third and has it listed for sale. Two of the contracts were also partial purchases with unrelated third parties standing as remaindermen on the contract balance. The remaindermen are at risk for their remainder interests if they do not pay off Genesis, and we expect that payments will be forthcoming on these contracts. In each instance of delinquency, it is Genesis policy to stop accruing interest income when delinquency status is reached. Genesis also performs a review of the adequacy of collateral on each delinquency and will record a write-down to market if the collateral is not sufficient to support the contract balance due Genesis. As of March 31, 2003, the collateral balances on the delinquent contracts held in inventory are considered more than adequate to allow a full recovery of amounts due Genesis and no write-downs have been taken.

      In the quarter ended March 31, 2003, salaries amounted to $58,330 At March 31, 2003 we were staffed with four full time employees and one part time employee, and we consider our compensation expense to be reasonable and necessary.

      Interest expense amounted to $20,788 in the quarter ended March 31, 2003. Interest expense is incurred on borrowings under a line of credit with an affiliated company. In 2003, we operated under a $2,000,000 line of credit bearing interest at the rate of eight percent (8%) and a one percent (1%) origination fee. We consider the terms of the line of credit to be at least as favorable as those available to us from an unaffiliated lender. As of March 31, 2003, the balance on the line of credit was $1,433,318.


                                 10-QSB Page 13

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, we had cash available of $24,064, and approximately $40,000 available under our line of credit. We also hold thirty four contracts, eight parcels of real property (including "REO") and two manufactured homes with an aggregate cost of $2,416,211 that we expect to turn over in the next three to six months.

      We currently operate under a $2,000,000 line of credit bearing interest at the rate of eight percent (8%) per annum. The line of credit requires a one percent origination fee. The line expires on December 31, 2004. We consider the terms of the line of credit to be at least as favorable as those available to us from an unaffiliated lender. We will take steps at the appropriate time to renew or replace the existing line of credit prior to expiration of the line in 2004.

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

      We believe that our capital resources are adequate to fund continuing operations at a reasonable level for the coming year. We pay close attention to our deal flow and expected funding requirements to stay within our available resources. We are able to control our funding rate by adjusting our pricing, and we believe that we will be able to operate within the limits of our capital resources in the coming year. If our inventory levels begin to reach the limits of our capital structure, we will raise our prices to slow our in flow of product until we can liquidate a portion of our inventory to free up capital. We receive interest and principal reductions (typically monthly) on contracts we hold in inventory pending sale, and the interest rate spread between the cost of our line of credit and our weighted average contract yield provides operating capital to sustain our operations through slow times. If no proceeds from any future common or preferred stock or other securities offerings are available, we will slow our growth to match our capital structure as it now exists, and will seek funds through other sources as appropriate. To the extent that more capital becomes available, we are also able to adjust our pricing to accelerate our business. For these reasons, we believe that we can operate for the coming twelve months with our current capital position.


                                 10-QSB Page 14

                                   FORM 10-QSB

                                     PART II

PART II ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS.

    Exhibit No. Description

      10.1 Genesis Financial, Inc. Warehousing Line of Credit Extension Agreement dated February 15, 2004.

      99.1      Certification of CEO underss.906 of Sarbanes-Oxley

      99.2      Certification of CFO underss.906 of Sarbanes-Oxley

(B)   REPORTS ON FORM 8-K. NONE

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GENESIS FINANCIAL, INC.


/s/Michael A. Kirk                  President                          Michael A. Kirk                 May 12, 2004
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/Brad E. Herr          Secretary, Principal Financial Officer         Brad E. Herr                   May 12, 2004
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


                                 10-QSB Page 15

                                 CERTIFICATIONS

I, Michael A. Kirk, President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Genesis Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2004

/S/ MICHAEL A. KIRK
-------------------

Michael A. Kirk,

President


                                 10-QSB Page 16

                                 CERTIFICATIONS

I, Brad E. Herr, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Genesis Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2004

/S/ BRAD E. HERR
----------------

Brad E. Herr,

Chief Financial Officer


                                 10-QSB Page 17