Form 10-K
period 2007-12-31
GENESIS FINANCIAL INC
filed 2010-04-23
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ending December 31, 2007, 2006, 2005, and 2004.

For the three month periods ending March 31, 2007, 2006, 2005, and 2004

For the three and six month periods ending June 30, 2007, 2006, 2005, and 2004

For the three and nine month periods ending September 30, 2007, 2006, 2005, and 2004

[X]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  333-103331

Genesis Financial, Inc.

(Name of Issuer in its Charter)

Washington	03-0377717
(State of Incorporation)	(IRS Employer Identification No.)

12314 E. Broadway, Spokane Valley, WA	99216
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (509) 462-1468

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [ X ]

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ] No [ X ]

Indicate by check  mark whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent  filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated  by reference in Part III of this Form 10-K or any  amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer[  ] Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Pink Sheets was $3,441,140. The sum excludes the  shares  held by  officers,  directors,  and  stockholders  whose ownership exceeded 10% of the  outstanding  shares at June 30, 2006,  in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Transitional Small Business Disclosure Format: (Check One) Yes [  ] No [X]

Genesis Financial, Inc.

FORM 10-K

December 31, 2007

December 31, 2006

December 31, 2005

December 31, 2004

PART I

4

ITEM 1.

Business.

4

ITEM 1A.

Risk Factors

14

ITEM 1B.

Unresolved Staff Comments

14

ITEM  2.

Properties

14

ITEM 3.

Legal Proceedings

15

ITEM 4.

Removed and Reserved

15

PART II

16

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

16

ITEM 6.

Selected Financial Data

18

ITEM 7.

Managements Discussion and Analysis of Financial Condition and Results of Operations

18

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

33

ITEM 8.

Financial Statements and Supplementary Data.

34

Report of Independent Registered Public Accounting Firm

34

Balance Sheets

35

Statements of Operations

36

Statements of Changes in Stockholders' Equity

37

Statements of Cash Flows

39

Notes to Financial Statements

40

ITEM 8B.

Other Information.

63

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

63

ITEM 9A(T).

Controls and Procedures.

63

PART III

65

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.  65

ITEM 11.

Executive Compensation

67

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

69

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

70

ITEM 14.

Principal Accounting Fees and Services.

73

PART IV

74

ITEM 15.

Exhibits and Financial Statement Schedules

74

SIGNATURES

75

EXPLANATORY NOTE:

The Company has not filed financial statements with the Securities and Exchange Commission (“SEC”) since the first quarter of the fiscal year ended December 31, 2004. The Company has been in communication with the SEC and is filing a comprehensive annual report on Form 10-K.  The Comprehensive 10-K includes the required late reports for the years ending December 31, 2007, 2006, 2005, and 2004. The filing includes quarterly financial information for the three month periods ending March 31, 2007, 2006, 2005, and 2004, the three month and six month periods ending June 30, 2007, 2006, 2005, and 2004, and the three month and nine month periods ending September 30, 2007, 2006 and 2005, and 2004.

PART I

ITEM 1.

Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-K are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

OVERVIEW

INTRODUCTION. Genesis was incorporated in the State of Washington on January 24, 2002 for the purpose of purchasing and reselling seller financed real estate receivable contracts (also referred to as "contracts" or "real estate notes"). We initially focused on purchasing residential and commercial real estate receivables contracts and business notes from $25,000 to $250,000 in value, and the brokering of larger transactions. As the business grew, we expanded our services to include larger contracts, commercial real estate loans, and other forms of cash flow investment instruments. We will continue to purchase contracts from holders at a discount to the face amount, and, provided the market conditions are favorable, will resell the contracts to institutional or private accredited investors, at a profit. We add value to the process by acquiring individual contracts, seasoning the contracts for a relatively short period of time, and then assembling individual contracts into a larger pool of contracts that can be offered to private, public and institutional investors. A detailed description of the seller financed real estate receivables industry, and the commercial real estate lending industry, follows.

INDUSTRY BACKGROUND. Real estate notes have been used by sellers ever since men started claiming parcels of land as their own. Historically, no market existed for sale of real estate notes, so a holder of a note typically collected the payments from the borrower, and held the note to maturity. It is only in the last 20 years or so that an active market for selling real estate receivables on a large scale has developed.

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

Associates Financial, after being acquired by Citigroup abandoned the seller financed receivable market. First National Acceptance Corp. (Lansing, MI), an affiliate of Michigan State Bank, at one point had approximately $170 million in warehousing lines to large receivables brokers but many of the lines were apparently poorly underwritten and administered, and FNAC incurred considerable losses. As a result, FNAC cancelled almost all of the lines, and this has severely restricted larger brokers' ability to hold real estate receivables for pooling and sale to the secondary markets. Private Mortgage Services filed bankruptcy in 2000. Many of the other sources of funds for buying real estate notes and other cash flow instruments dried up around the turn of the decade.

The reduction in availability of funds to purchase real estate notes created a void in the market for a few years from 2000 thru 2003.  The brokers with product to sell were faced with limited avenues, creating a market opportunity for Genesis, and that was the focus of the Company’s business plan during that period.

In 2004, a couple larger financial institutions, who had dabbled in the industry in the past on a smaller, wholesale scale, recognized the potential in buying seller financed real estate contracts directly from the sellers, and jumped in with both feet. Their competitiveness drove many of the brokers out of business, and made the margin spreads so low that smaller funding companies with a higher cost of funds could not compete, or had to settle for lower quality contracts.  Genesis was one of those companies, and although we feel we can maintain a presence in the industry by focusing on niche sectors of the market, such as partial purchases and non-conforming property types, management decided to expand the Company’s focus, and look to other business markets as well.

CURRENT COMPETITION. Bayview Financial Trading Group and C-Bass are currently the primary players in the real estate note buying business. Each of these companies is well funded and has the resources to purchase large quantities of contracts that meet their underwriting requirements. Bayview is a 20 year old private firm owned by management and Allstate Insurance Company. The investment banking firm purchases individual receivables through their subsidiary, Interbay Funding, LLC, located in Dallas, Texas. Large receivables and receivable pools are purchased directly through Bayview's Florida operation. Where in the past, Interbay and Bayview strictly purchased contracts on a wholesale basis, utilizing the existing broker network, they are now direct purchasers, cutting out the brokers whenever possible.

C-Bass is a New York based financial services company operating in the real estate receivables market through its subsidiary, NoteOne, Inc. NoteOne is headquartered in Midland, Texas, and focuses on the acquisition of single family receivables throughout the United States. NoteOne utilizes both the wholesale broker network and the retail direct mail campaigns to generate inventory. C-Bass was purchased a few years ago by Philadelphia based Radian Group, Inc. a leading provider of private mortgage insurance.

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

SUSTAINABLE COMPETITIVE ADVANTAGE. As of December 31, 2007, the market for real estate notes was virtually controlled by Bayview and C-Bass. The competitive pressures generated by those two companies continued  to keep margins lower than those enjoyed in the  past, and has made it prohibitive for new funders to enter the market, and the broker community has been forced to focus more on volume, rather than on discount.

In this competitive environment, Genesis will seek to distinguish our offering from those of our competitors through excellent service, rapid customer response, and consistent and fair underwriting evaluations and procedures. We believe that our market focus on superb service and our existing contacts in the industry will provide a sustainable competitive advantage.

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

TRADITIONAL REAL ESTATE FINANCING. The Federal National Mortgage Association (FNMA, or "Fannie Mae") and the Government National Mortgage Association (GNMA, or "Ginnie Mae") are agencies of the federal government established many years ago primarily to facilitate financing of 1 - 4 family owner-occupied residential real estate. FNMA and GNMA establish strict guidelines for the type of collateral and the creditworthiness standards of the individual buyers. When the collateral and borrower meet those guidelines, traditional mortgage lenders can sell the resulting home loans through a sophisticated and very large secondary market network. Purchasers of FNMA and GNMA "mortgage-backed securities" ultimately provide the funding of such loans. Most of the homes sold in the US are financed through this mechanism.

When a transaction does not meet strict collateral and credit standards, the transaction cannot be sold through this FNMA/GNMA secondary market funding network, and must be funded through other means. In many cases, seller financing is the most desirable alternative, and that is when Genesis can help.

SELLER FINANCED REAL ESTATE RECEIVABLES. The number of seller-financed real estate receivables transactions is difficult to quantify because the transactions are private. The only way to accurately identify seller financed receivables in a given county would involve physically reviewing every title transfer recorded throughout the entire county. To the best of our knowledge, there is little reliable data that is publicly available. We know that Metropolitan, Associates, and the American Cash Flow Institute have all conducted research over the years, but much of this information is either not publicly available or is costly to obtain.

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

FINANCIAL POLICIES. We purchase for resale seller financed real estate receivable contracts, originate commercial real estate loans, and pursue other forms of cash flow instruments that make sense.  The Company discontinued purchasing business notes in late 2004, as their performance did not meet our expectations. The real estate contracts that we purchase are primarily in the sub-prime market, and may be secured by single family residences, multi-family residences, mobile homes, commercial property, and/or land. We do not intend to limit our purchases of contracts to contracts with particular types of underlying real estate security. We will look at each individual contract as a unique opportunity. The contracts or interests in contracts that we purchase will generally offer a return of 10% or more and will be secured by real properties. We will evaluate the adequacy of the underlying real property that serves as collateral for our contract receivable purchase decisions on a case by case basis, but we will target an cost to value ratio below .75 to 1. Contracts that we purchase will typically be held for more than one year. We may purchase longer term contracts (three to five year terms) with the intent to hold until maturity. We may also acquire long term contract obligations (five to thirty years) with the intent to hold for a period and then resell our interests in the secondary market.

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

Spreads increase when interest rates are high, primarily because there is more room to factor in a discount to yield. As a result, when rates are up, buy/sell operations in the Seller Financed Real Estate Receivables business enjoy higher gross returns. When mortgage rates peaked at 17% in the 1980’s, intermediaries regularly earned spreads of 6% or more.

The economic environment as of December 31, 2007 is somewhat unusual and presents a uniquely attractive opportunity for Genesis as a Real Estate Note intermediary. We currently have a real estate market that is starting to experience declining values.   Consumer spending is slowing down and yet interest rates are still at low levels. Simultaneously, large finance companies are tightening credit requirements and exiting the "sub-prime" lending markets. The closure of several sizable sub-prime lenders across the country reinforces this trend. The seller-receivable industry is only one small component of the sub-prime category, and is not technically "sub-prime" because collectability is based on the proper underwriting of the collateral rather on the creditworthiness of the payor (borrower). When the big national players pull out of a market, it leaves a huge void. The void creates an excellent opportunity for those who are properly positioned to take advantage of the situation.

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

Three significant for-profit training companies have developed over the last 15 years specifically to train individuals in the techniques and potential profits of brokering seller-financed receivables. The largest of these companies, the American Cash Flow Association ("ACFA") of Orlando, Florida, has graduated 55,000 "cash flow managers" who have training in the placement of seller-financed receivables, account receivable factoring, and other niche financing opportunities. Not all trained brokers are competent or remain active in the industry, but 3,000 active brokers annually attend ACFA's convention.

Of the active brokers, there are about 15 who market nationally and are especially productive in generating seller-financed receivables. These brokers with national scope work to attract customers nationwide. They typically engage in broad based direct mail campaigns and they may also work with a sub network of local and regional brokers that refer business to them. Our management knows these brokers very well. A couple of the top-producing brokers in the country are former contract buyers for Metropolitan, and were hired and trained by Michael Kirk, our President. Michael Kirk maintains excellent working relationships with these top-producing brokers. As our business grows, we will focus our efforts on maintaining established long-term relationships with the nation's key brokers. At this time, no one broker provides a material amount of our business. As our business grows, we expect to continue working with a wide range of brokers and we intend to avoid exclusivity or reliance on a particular person or business.

MARKETING

We commenced operations in January, 2002, and have continuously focused on developing our product flow ever since. As a result, we have taken a relatively low key approach to our marketing effort, relying primarily on reestablishing broker relationships through direct personal contact, word of mouth advertising, and deal solicitations by e-mail and fax to a wide list of prospects. We have also spent considerable effort at maintaining contacts with the existing institutional buyers, and establishing contacts with the new institutional buyers of real estate note pools to whom we can move our contract pools while we grow the business.

In May, 2002, Michael Kirk, Doug Greybill and Doug Durham attended the American Cash Flow Association ("ACFA") trade show in Chicago, Illinois.  Kirk was a featured speaker and used the opportunity to personally greet many of his top-producing broker contacts. In June, 2002 and 2003 we attended the NoteWorthy convention in Las Vegas, Nevada. The ACFA show is the largest convention in the industry, attracting 3,000 brokers and most of the major institutional buyers of cash flow products.  Since then, we have continually maintained the contacts with the broker community, sending at least one Company representative to all the national annual conventions.

As our business grows, we will undertake to broaden our marketing presence and raise our profile through some or all of the following methods:

We have established a website where brokers, investors, contract sellers and potential borrowers can learn about our programs and staff. The website is now operational and can be found at www.genesisfinance.com.

We use "broadcast fax" capabilities to announce new programs and parameter changes to our broker-clients.

We send monthly mailers to brokers and secondary market investors to stay in front of our key clients.

We will maintain our presence at the two major national industry conventions held each year (ACFA and Noteworthy), sponsoring workshops and convention sessions at these shows to promote the benefits of working with Genesis.

Two of the leading broker-training institutions (ACFA and Russ Dalby) have offered to promote Genesis as one of the leading receivable buyers in return for our participation in their training sessions. This provides us with the platform to train the next generation of brokers in our methods and establish credibility with new brokers who are just getting started in the market.

We may develop modest promotional awards to say "thank you" to brokers and investors.

We run small classified ads in a few newspapers and other publications in the Northwest. This allows us to pick up a few retail transactions, generating additional volume at much higher spreads.

The main thrust of Genesis' marketing effort will continue to involve daily telephone contact with the key brokers in the country, all of whom are well known by our management. Our success will depend on long-term broker relationships and our staff will continue the high level of service they are known for.

PRODUCTS

We have initially focused on buying and reselling seller financed residential and small commercial real estate receivables contracts. In appropriate circumstances, we will also generate fees from brokering deals that either do not meet our funding requirements or are too large for our current capabilities, and although we no longer buy business notes by themselves, we are now expanding our focus to include hybrid contracts that include some real estate with a business, as well as refining our commercial lending programs.  As our business grows, and our relationships with the brokers, the institutional buyers, and our primary lender are more firmly entrenched, we will expand our product offerings to include other cash flow products. These products are discussed in more detail below.

SELLER FINANCED RESIDENTIAL REAL ESTATE RECEIVABLES. Seller financed residential real estate receivables represent first lien positions on residential property (also referred to as "houses" or "collateral"). The houses may be located anywhere in the United States. The related Real Estate Notes will normally range in size from $20,000 to $250,000 and are expected to average about $75,000. The receivables will usually require monthly payments to amortize the receivable balance over terms of up to 30 years, although balloon payments and "bumps" (periodic larger payments) are not uncommon.

On average, Genesis will buy the Real Estate Notes at a discount to yield 4% to 8% or more above the face (stated) interest rate on the note or contract. By using the discount to yield to calculate the net present value of the future cash flow stream, our cost basis in the receivable will be substantially less than the face (stated or nominal) balance of the receivable. We will typically hold the receivable for 90 to 180 days, during which time we will collect the receivable payments directly from the person obligated to pay the receivable.

After we have acquired a sufficient number of receivables, we will sell them in groups (pools) to secondary market investors. The receivable pools typically sell at discounts to yield 2% to 4% more than the face rates of the receivables. The difference between our discount to yield on the purchase of receivables (4% to 8% over face rate) and our discount to yield on the sale of the receivables (2% to 4% over face rate) is referred to as the "SPREAD". Since receivables are sold at a positive "spread" or a premium over our cost, the sale of receivables produces a gain. Our revenue is generated from both the interest earned on owned receivables while they are held for resale, and the gain on the sale to the secondary investor. Our profitability is a directly related to the total receivable volume and the average spread.

Sellers' receivables fall into two broad categories: "SEASONED RECEIVABLES," and "simultaneous closings". Seasoned receivables are those that originated sometime in the past and the payor has established a payment history on the receivable. These seasoned receivables are perceived to involve less risk because of the established payment record. "SIMULTANEOUS CLOSINGS" are those seller receivables that we purchase and fund at the same time that the buyer is purchasing the property from the real estate owner. No payment history exists on a simultaneous closing, and unlike conventional home financing, the real estate owners (sellers) rarely obtain in-depth credit information on their buyer. As a result, underwriting the receivable is highly subjective and very collateral-oriented.

All the residential receivables in this product category will be secured by first liens on residential real estate houses. The value of the houses are determined by appraisals performed by appraisers familiar with markets where houses are located and performed at the time the receivables are created by the seller. The nominal balance of the original receivable compared to the appraised value of the houses (the Loan to Value, or LTV) will normally range from 70% to 90%. Since we buy the receivables at a discount, our cost basis in the receivable is lower than the face value of the contract receivable. Our acquisition cost compared to the value of the collateral (Cost to value, or CTV) will normally range from 50% to 70%. For seasoned receivables Genesis' underwriters may require that the original appraisal be supplemented with an updated appraisal (usually with a current "drive-by" or "windshield" appraisal).

Most receivables are sold "service released", meaning that the buyer of the receivable assumes the right and responsibility to collect the payments and service the receivable. All receivables are both bought and sold non-recourse.

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

In order to maximize the velocity of the funds available to us during the first years of our business, we intended to sell all receivables as soon as practical (within 90 to 180 days). As we built a stable financial base and developed adequate funding capacity, we would consider holding selected loans for longer periods of time when the extended holding periods provides for greater profits. As of December 31, 2007, the movement away from the “sub-prime” markets has limited our ability to sell contracts quickly, and we have either sold some contracts individually to private investors, or have decided to hold other contracts to maturity, or until market conditions improve.

As of December 31, 2007, the Company has experienced an increase in delinquencies, but not to the level of national market trends, as most of our contracts have high borrower’s equity positions, and are well-seasoned contracts.  However, those contracts that have resulted in repossession are secured by properties that, in some cases, have dropped in value to a level where the principle cost amount exceeds that value.

SELLER FINANCED COMMERCIAL REAL ESTATE RECEIVABLES CONTRACTS. The commercial contracts follow the same basic process as residential contracts. The only significant difference between the two is in the type of collateral that underlies the contract. We initially limited our purchases of commercial property contracts to those less than $250,000, and initially, we would not bid a commercial property contract until we had determined that we had a buyer for the contract ready, willing, and able to purchase the contract from us within a reasonable time after we closed.  When we started originating commercial loans in 2004, the increasing appetite from accredited private investors to participate in larger commercial deals eventually dictated a change in that policy.  Our maximum size limit was raised to $5,000,000 in 2006.

BROKERED LOAN AND REFERRAL FEES. From time to time, we will be presented with residential and commercial financing requests that do not meet our current requirements, but that we can refer to another financing source that will fund the transaction. In such cases, we will earn referral or finder’s fees for simply referring the prospective transaction. In some cases, we may agree to document and close the transaction in a "simultaneous closing" in which the funding source remits funds to the closing agent and pays us the referral fee that we earned on the transaction at closing. In either case, we are never at risk, and we never outlay our own funds to complete the transaction. We expected to be able to generate brokered loan fees totaling $50,000 or more in our first full year of operations (2003) and $100,000 or more in later years.  In 2004, we generated more than $175,000 in broker fees, and surpassed $500,000 in 2006.

OTHER TYPES OF RESIDENTIAL REAL ESTATE RECEIVABLES. In most instances, our purchases of seller financed real estate receivables contracts will involve a purchase of the entire note balance. In some instances, this method may be modified, utilizing several different methods.

PARTIAL PURCHASE. This is the purchase of the front portion of the contract cash flow. For example, Genesis might purchase the first ten years cash flow of a twenty year note, and the remaining ten years might be retained by the seller. In a partial purchase, our position is secured by a recorded full assignment of the note. An unrecorded "Partial Agreement" contract is signed with the seller, outlining the agreement.  The seller's position in title is eliminated, and should the note go into default, the seller must either pay off our position or forfeit their rights to the remaining cash flow. (Partial transactions are saleable in the secondary market on a whole loan basis, but cannot be securitized at this time.)

REVERSE PARTIAL PURCHASES. This is the purchase of the entire note, with an agreement to pass through a certain number of the front-end payments.  For example, we may purchase a twenty year note, but agree to pass the first sixty payments through to the seller. This option is also secured by a recorded full assignment of the note and related lien document. An unrecorded `Reverse Partial Agreement' contract is signed with the seller, outlining the agreement. The seller's position is eliminated. Should the note become delinquent, or go into default, the RPA becomes invalid, and the pass through obligation is eliminated. Because these notes are not saleable in the secondary market until the pass through period has expired, Genesis will not purchase such transactions until at least year 2, and only after it is positioned to hold receivables for the pass through period.

OTHER RESIDENTIAL PRODUCTS. There are numerous ways to purchase the cash flows of receivables including multi-stage payouts, split payments, and many other variations beyond the options listed above; it's simply an internal rate of return calculation of the cash flow stream the seller desires to sell. Due to the uniqueness, and difficulty in servicing, many of these purchasing options are not saleable to secondary market investors. Since Genesis intends to resell everything it purchases, our purchasing options will be limited to only those programs that are readily sold in the secondary markets, or to accredited private investors.

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

INTEREST ONLY AND BALLOON PAYMENT CONTRACTS. From time to time, Genesis may purchase contracts calling for interest only payments for some number of periods. Interest only contracts may be subject to greater degrees of risk than contracts with principal and interest amortization, since the borrower in an interest only contract is not demonstrating a present ability to repay the principal. Similar risks exist in contracts with balloon payment obligations. While the risk associated with these types of contracts may be higher, Genesis is in a position to control the risk through the underwriting process. When higher risk contracts are proposed, the in house underwriters will adjust pricing or review the collateral position to assess the chances of repayment. Genesis is primarily a collateral based lender, so this assessment of risk on interest only or balloon payment contracts is very similar to the risk assessment undertaken on other seller financed real estate contracts and with commercial real estate loans. In many instances, Genesis may not have access to borrower credit reports, payment histories or other forms of information available to traditional lenders. By placing a higher degree of reliance on the collateral offered, the underwriters are able to match the pricing of the transaction and the expected return with the risk of non-payment. In general, interest only contracts will result in a lower loan to value percentage than comparable contracts with principal and interest amortization schedules.

SUBMITTING BROKERS QUALIFICATIONS. Genesis will be very selective in choosing the brokers from whom they will accept submissions. Due to limited personnel resources, Genesis will not accept submissions from unknown or inexperienced brokers. Packages must be complete and accurate. Historically, only experienced brokers are capable of meeting this requirement.

QUOTING PURCHASES. Brokers call, email, or fax in requests for price quotes. In this business, speed, accuracy, and consistency are essential. If the quote request has complete information, a responsive quote will be given as soon as possible, but no later than the end of the next business day following the day on which the quote request is received. All quotes are subject to verification of the information provided at the time of the quote and underwriting approval. Although it is Genesis' intent to honor all quotes, they are subject to due diligence and underwriting. Occasionally information is discovered in due diligence that "just doesn't smell right", and Genesis will back out of the deal. Genesis management has operated this way for years with the broker community, and it is standard operating procedure. Brokers understand that quotes are not binding, and Genesis has no obligation to fund unless and until it decides to fund.

BROKER SOFTWARE. BrokerNet is an industry-standard software program for packaging and calculating quotes. BrokerNet is software developed by Metropolitan Mortgage, and is used throughout the industry. The software is extremely versatile and allows the user to enter a wide variety of parameters and desired returns, and instantly receive a dozen different quote formats. Genesis personnel are familiar with BrokerNet, and use its capabilities during processing and closing procedures. Since most large brokers use BrokerNet, it provides a standard format for submissions and helps ensure that each file contains the necessary information for subsequent secondary market sale.

COMMERCIAL REAL ESTATE LENDING. Genesis has been a commercial real estate lender on a small scale in the past, supplementing the Company’s seller financed contract acquisitions.  In the latter part of 2004, due to the competitiveness of the seller financed contract market, management decided to expand the Company’s efforts in the commercial lending market.  Notice of this expansion was passed to the existing broker network, and potential business started coming in.  Since the management and staff of Genesis had considerable previous experience with commercial lending, it was a natural and comfortable adjustment. As with any business venture, the Company looked through the commercial lending industry for a “niche”, and it was determined that Genesis was best suited to do “Hard Money” commercial lending. Hard money lenders focus on those loans that are usually smaller in size, shorter terms (more of an interim financing), often collateralized by non-conforming property types, or the borrowers do not qualify for conventional financing due to credit history issues.  Hard money loans carry a higher interest rate also, providing a smaller, high cost-of-funds lender like Genesis with a decent spread on the cost to value.

Although hard money loans carry a higher degree of risk, due to the non-conforming nature of the loans, that risk is partially offset with the low loan-to-values, which seldom exceed 60%, providing a cushion for the lender even if the property has to be repossessed and resold.

COMPETITION. When Genesis formally entered the hard money markets in the latter half of 2004, the market was very competitive, but very fragmented.  Most hard money lenders operate on a local basis, limiting their lending to borrowers and collateral properties located a short distance from their base of operations.  They also market only to the retail market, ignoring brokers and dealing directly with the borrowers.

Genesis already had an existing broker network in place, and felt that a wholesale marketing effort to those brokers would generate higher volumes of potential loans to review.  Since hard money lenders normally have a closing rate of 1 out of 20 deals reviewed, management felt they could (1) look at more deals and therefore close more deals, and (2) the brokers could pre-qualify the deals, reducing the wasted effort of reviewing deals that won’t close.  With management’s experience buying seller financed contracts secured by real estate properties located throughout the nation, expanding our lending market nationwide would provide an extra advantage over the regionalized lenders.

MARKET ANALYSIS. The hard money market was quite strong in 2004, at the time of the Company’s increased focus in making these loans, and continued that way throughout 2006.  Frequent foreclosure litigation and repossessions are an expected part of the hard money industry, in contrast to the conventional markets. With the exception of those few deals with unusual circumstances affecting the outcome, most problem deals were eventually worked out, and paid off, or the repossession and resale resulted in a profit, or broke even, or at worse, the Company experienced a small loss.  The losses were at an acceptable level, but the Company established a loss reserve account, and started setting aside funds to cover those small losses in 2005, and continued that practice throughout 2006.

In 2007, the Company started to experience increased delinquencies, primarily due to a slow-down in the real estate markets, and the borrower’s business(s), resulting in lower property values and reduced cash flows.  The workouts that before resulted in a payoff before repossession declined dramatically.  This appeared to be due to the fact that the borrowers could not refinance their collateral properties, nor could they sell their properties to pay off the loan.  This was resulting in more repossessions, and the Company was finding that they could not sell those repossessed properties as easily, and not for as much as the appraisal indicated they should sell for.

As of December 31, 2007, it was apparent that the real estate markets throughout the country were experiencing a down-turn in values, and at the same time the lending markets were tightening up, making refinancing very difficult, regardless of the property type.  The Company is experiencing increasing delinquencies, resulting in increased litigation expense, and expects increased repossessions.  In several cases, it is apparent that the present value of the collateral has dropped below the principle loan balance, which assures a loss, unless values rebound fairly soon.

UNDERWRITING

UNDERWRITING INTRODUCTION. The key to success with Genesis’s business model rests with the underwriting process for seller financed real estate receivables purchases and commercial real estate originations. The underwriting process for seller financed receivables and hard money commercial loans is very similar, but significantly different from underwriting FNMA/GNMA loans.  FNMA/GNMA loan applications are completed by trained clerks and approved or declined by a computer with little subjective analysis of the borrower or the collateral.  This is necessary in order to maintain uniformity of product for the guaranteeing government agencies and the end institutional investors.  Underwriting seller financed receivables and hard money commercial loans is highly subjective, and requires very experienced analysis and understanding of collateral, borrowers, and the parameters required by various secondary market and private investors.

In order to maintain tight control over the process of purchasing seller financed real estate receivables, and making hard money commercial real estate loans, Genesis performs its own underwriting of all contracts and loans considered.  Genesis maintains total control of the process and does not fund a purchase or loan if information requested from a participant in the process is not forthcoming or is unsatisfactory.  While the underwriting process is complex and involves a number of participants, Genesis is the funnel point through which all information is filtered. Michael Kirk and Douglas Greybill collectively have 61 years experience in all aspects of the finance business and 46 years experience in underwriting seller financed paper and hard money loans, and they perform the underwriting function for the Company.  The underwriting process is described in more detail in the following paragraphs.

UNDERWRITING PHILOSOPHY. Seller-financing and hard money lending are unique financial products and must be underwritten as such. They cannot be underwritten in the same "black and white" manner that is standard in the conventional mortgage industry. These products are "gray". That's why they were not funded through conventional means at the outset. Something caused them to fall out of the "black and white" underwriting, and they didn't qualify for conventional mortgage financing.

Of all the conventional lenders that have tried the seller-financed market and/or the hard money commercial market, and failed over the years, all attempted to underwrite the product in the same manner as conventional mortgage loans. Even though the lenders knew the contract or loan had been through the system already, and was rejected, they still kept the automated "black and white" lending requirements, but relaxed the criteria and just made it easier for poor quality deals to get approved. The end result was higher than expected risk and substantial losses.

Success in the world of seller-financed real estate receivables and hard money commercial real estate loans requires much more common sense and judgment, backed by years of front-line experience with the product. The entire transaction has to be reviewed as a whole, not just piece by piece. "Absolute rejection" minimums have to be established and followed, but "automatic approval criteria" is a recipe for failure in this market. Brokers are professionals at "knowing the system," and getting their deals through that system. If you give them defined "black and white" parameters, they will package and massage deals until they fit those parameters.

Underwriting seller-financed product requires an extensive knowledge of documentation variations and requirements, state and local laws and practices, real estate values and marketability, credit, collection, foreclosure procedures, time requirements, and human nature. Transaction documentation varies tremendously, from office supply store standard form documents that have been filled in by buyer and seller at a kitchen table, to attorney-prepared contracts dozens of pages thick. Hard money commercial loans may utilize the same basic documentation as a conventional loan, but that’s where the similarity ends. The required documentation in one state may not be acceptable in another state, or the county in a particular location may require additional documentation in order to allow recording. Different types of title policies are required depending on the area, or the mood of the title company. Our personnel know and understand these differences and have many years of experience with documenting and processing transactions.

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

UNDERWRITING GUIDELINES

MARKETABILITY. The ability to remarket the seller financed real estate receivable contract or the commercial loan is extremely important to Genesis. Protecting our equity position is one of the most critical issues in our transactions. Appraised value is simply the opinion of the appraiser at the time of the transaction. The underwriter needs to look at the whole picture, not just the estimated value. What condition is the property in? How long have the buyers been in the property, and are they responsible for the present condition? Is it well kept, being improved, or is it deteriorating? Is it overbuilt for the area? What's the neighborhood like? Is it in an area of transition, crime, or regentrification? How would the location affect a resale? What's the geographic market look like? Appreciating? Declining? Stable? Although the appraisal will address many of these factors, the appraisers are used to working for mortgage brokers, or real estate agents, who are usually pushing for the highest value possible, and many are more concerned with client satisfaction than accuracy. In the seller-financed and hard money industries, the underwriter must make an independent evaluation of the appraisal and determination of value to be certain adequate collateral coverage exists. Michael Kirk and Doug Greybill perform this analysis for the company.

UNDERWRITING PROCEDURES. Genesis has established the following procedures to provide uniformity in its underwriting practices:

FIRST REVIEW. The in house underwriter first gives the file a quick overview, looking to see if there are any items that would result in an "absolute rejection" of the file. If the buyer has prior foreclosures, is in bankruptcy proceedings that have not been dismissed or discharged, has multiple bankruptcies, is unemployed with no visible means of support, etc., the submission will be rejected. If the property is of an unacceptable type, in unacceptable condition, located in a market that is known to be rapidly declining, or in a market that has been a problem for Genesis in past, the file will be rejected. If the receivable documentation is incomplete, incorrect, or includes clauses that may be detrimental to our security position, or our ability to enforce collection of the debt, the file will be rejected. If a file is rejected in the initial review, the underwriter will convey that decision and the reason to the borrower/seller or submitting broker. The file cannot be resubmitted without additional information to justify another look. Files with documentation problems will not be reconsidered until evidence is received indicating the documentation deficiency has been corrected.

PRICING ISSUES. In some cases involving the purchase of a seller financed real estate receivable, the requested buy price from the broker will be outside our target pricing. In such cases, if the submission is not rejected during the preliminary review based on a credit or collateral, then in house underwriting will notify the submitting broker that the file is outside our pricing parameters and is being placed on hold. Should the broker and the contract holder wish to adjust their pricing to our approved buy price the file will be underwritten at the adjusted pricing. If the broker cannot, or is unwilling to consider a lower buy price, we will return the file to the broker without any further underwriting attention.

THE STRUCTURE. When underwriting a seller financed real estate contract, the in house underwriter gives careful consideration to the structure of the transaction. Does the structure meet the needs and abilities of the buyer? Or does the structure meet the needs of the seller (or broker) with terms that will bring the maximum price in the market, but tax the buyer's ability to pay? Was the down payment real? Was the down payment made with the borrower's funds, or did they have to borrow it, or was it a gift? Can the buyer afford the payments now, and does it appear they will continue to have the ability to perform? Was the sales price inflated to offset the buyer's inability to finance through conventional channels? Was the sales price inflated to offset the discount in the sale of the note? Does everything about the transaction make sense, or are there "red flags" that suggest further investigation is required?

DOCUMENTATION. The documentation of the sale that created the seller financed documentation is read thoroughly, looking for unusual addendums, or inserted phrases that may jeopardize our position. The in house underwriter will discuss any questions or concerns about the acceptability or legal structure of the documentation with our closing staff and/or the closing title company. The title report is reviewed in conjunction with the documentation. Does the report substantiate all the represented facts? Are there potential problems in the report that may jeopardize our position?

THE APPRAISAL. The appraisal report and property description supplied by the borrower, seller or broker are considered together. Any inconsistency in this information is a red flag, and must be explained to the underwriter's satisfaction before the submission is approved. The in house underwriter must be confident that the property value, the marketability of the property, and the desirability of the area are acceptable. The underwriter will also establish an estimated quick-sale price for the property during this research. If it appears the sales price was too high (in the case of a contract purchase), or conditions in the area and/or problems with the property dramatically reduce the property's estimated quick-sale value, the transaction will either be declined, or the buy price, or loan amount, will be lowered to provide Genesis with sufficient collateral value.

CREDIT INFORMATION. The in house underwriter scrutinizes what credit information is available on the buyer very carefully and considers the information in the context of the entire deal structure. Credit scores and credit reports are reviewed very closely: consumer credit accounts, collections, judgments, line and loan balances, length of credit relationships, time in the credit file, employment information, consumer statements, address histories, aliases, and anything else appearing on the report is reviewed and compared with representations. The loan application and other financial information that was submitted with the file is reviewed closely. If there are any inconsistencies, if anything raises a red flag, or there is just something that makes the underwriter uncomfortable or apprehensive, the underwriter notes the concerns in the file and resolves those concerns prior to granting approval. The credit underwriting of a seller-financed transaction consists of again looking at the overall deal. The credit scores and credit trade histories are simply pieces of the puzzle, and loan applications and tax returns or financial statements are usually not available. The underwriter's opinion of the buyer's ability to make the payments, based on all the information taken together, takes precedence over the credit-score itself.

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

SETUP PROCEDURES. Upon receipt of the closed file from the closer, our Operations Coordinator reviews the file for completeness and makes sure everything is in a standardized format. Follow-up requirements are added to the existing master follow-up sheet, and the appropriate recording authorities are contacted to determine when required items will be received (such as the final Title Policy). The follow-up is calendared according to each response. Our Operations Coordinator is responsible for all follow-up.

If the file is slated for immediate sale, our Operations Coordinator adds it to the immediate sale list, files it as such, notifies management that it has been added to the list and advises management of any documentation that is in follow-up.

DEFAULT PROCEDURES. Genesis is staffed by experienced professionals, who have in-depth knowledge in underwriting, collection, and litigation. Receivables and loans will be sold after short holding periods and defaults are expected to be minimal. Some defaults will occur, however, and we will take steps after we become aware of the default to protect our interests. Genesis operates under the policy that any transaction over 90 days delinquent is a defaulted transaction. In a default situation, Genesis will pursue one or more of the following alternatives: discussion with the submitting broker concerning ways to remedy the default; an offer to re-write or modify the note for the borrower/buyer to cure the default provided good evidence is available that the re-write will be honored by the borrower/buyer; sale of the Real Estate Note with the delinquency disclosed (possibly at a loss); acceptance of a deed in lieu of foreclosure; and/or foreclosure and foreclosure sale.

SECONDARY MARKET RESALES

OVERVIEW. Genesis resells purchased contracts and loans to various secondary market and private investors. Genesis attempts to resell the contracts and loans as soon as possible with a view toward optimizing gains on resale.

REQUEST FOR POOL BIDS. When Genesis has acquired a sufficient number of contracts and loans for resale in a pool, the Operations Coordinator prepares a request for bid and lists the receivables/loans on an Excel spreadsheet that shows all relevant information (balance, face rate, payment amount, remaining term, etc.). The request for bid is then faxed and/or emailed to suitable secondary market and private investors. The investors review the request and fax or email back a bid price, subject to file review and underwriting.

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

Genesis is not dependent on one or a small number of secondary market purchasers for resale of its products. We deal with a large number of note buyers and we typically request bids from multiple parties on contract sales. Bids for contracts come from a number of sources. We work with a number of large secondary market buyers such as Interbay, and C-Bass. We also see interest in our products from smaller regional players, and from accredited private investors. We believe that there are sufficient entities and individuals interested in acquiring our products that we will not be dependent on any one source for a significant percentage of our loan resales. Although the pool secondary market has virtually dried up as of December 31, 2007, it is our intention to continue to search out, and cultivate, new sources of loan pool buyers so that we do not become dependent on a single or a small group of buyers.

GOVERNMENTAL REGULATION

Commercial real estate lending does not require special licensing, and is not subject to governmental regulation. Genesis does not originate residential loans, and therefore is not subject to governmental regulation as a lender, bank, mortgage broker, or other regulated financial institution. Our business focuses on transactions that are not subject to governmental regulation and we intend to maintain this business focus for the foreseeable future.

EMPLOYEES

Throughout December 31, 2007, 2006, 2005, and 2004, we were staffed with four full time employees. There were no part time employees.

REPORTS TO SECURITY HOLDERS. The Company is currently obligated to file periodic reports with the United States Securities and Exchange Commission in accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company is required to file quarterly reports on Form 10-Q and annual reports on Form 10-K. The Company is currently delinquent in its filings and is in the process of becoming current.  The Company is currently a Smaller Reporting Company under applicable SEC regulations.

Copies of all materials that we file with the SEC may be inspected and read without charge at the Public Reference Room of the SEC, 100 F Street NE, Washington, D.C. 20549. Interested persons may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Copies of this material may be obtained at prescribed rates from the Public Reference Section of the Commission at 450 Fifth Street NW, Washington, DC. 20549. The Securities and Exchange Commission also maintains a Web site (http://www.sec.gov) through which the information we file with the SEC can be retrieved. (See Part II, Item 8B-Other Information)

ITEM 1A.

Risk Factors

Not applicable to Smaller Reporting Companies.

ITEM 1B.

Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

ITEM  2.

Properties

Genesis leases approximately 2,700 square feet of space in a professional office building located at 12314 E. Broadway Ave., Spokane Valley, WA 99216.  The Company moved to this location November, 2009 from 1,700 square feet of leased space located at 200 N. Mullan Rd., Spokane Valley, WA 99206, where we had been since formation of the Company in 2002. We believe this space will be adequate to meet our needs for several years.

ITEM 3.

Legal Proceedings

In the normal course of business, Genesis is the initiator of foreclosure and judgment litigation to protect and recover the loan values secured by the collateral associated with the seller financed real estate receivables and commercial loans.

Genesis was the Defendant in one lawsuit during this filing period.  In September, 2003, Genesis made a $500,000 first lien position loan to Cherry Grove Golf & Tennis Club, Inc., secured by a 295 acre tract of land that was to be developed into a golf course.  Soon after the loan was made, Cherry Grove decided to turn the property into a wetlands mitigation bank, and approached Genesis for additional funding to pursue that conversion.  Because the additional funds would have to be in the form of an equity investment, Genesis was unable, and unwilling, to invest the funds.  However, Michael Kirk felt the wetlands bank concept was solid, and an investment could be quite lucrative, so he formed an LLC made up of accredited private investors called Valencia LLC.  Valencia LLC invested $250,000 for a 50% interest in the net profits generated from the wetlands bank.  Valencia had no ownership interest in the land, nor any liability for any debts owed by Cherry Grove. Kirk was the Co-Manager of the LLC. Brad Herr, the CFO of Genesis, was the other Co-Manager.

Within 6 months, Cherry Grove had expended the funds from Valencia, and was in need of additional funding to complete the wetlands bank conversion.  Valencia was under no obligation, and was unwilling, to invest additional funds.  However, Kirk was convinced the project was viable, and additional funding was necessary to bring the venture to fruition, so he approved a second lien position loan to Cherry Grove in the amount of $500,000.  Although this put Genesis in a 100% loan-to-value position on the collateral land by itself, completion of the wetlands mitigation bank would increase the property/project value to from $14,000,000 to upwards of $60,000,000.

In late 2004, Cherry Grove and Valencia were in a dispute over how Cherry Grove was managing the project, and both loans to Genesis were seriously delinquent, as Cherry Grove refused to make the payments.  Genesis initiated a foreclosure action on the second mortgage in the district courts of the State of Idaho.  Cherry Grove filed a counter-suit against Genesis and Valencia, claiming collusion, and a conflict of interest, because Kirk was President of Genesis, Herr was the CFO of Genesis, and both were also the Co-Managers of Valencia (full disclosure had been made at the outset).  Because of the complexity of the case, and the potential dollars involved, the case was moved to the federal courts.  Genesis funded the litigation for the foreclosure portion, and the Valencia members funded their portion of the litigation.  Kirk was the lead representing Genesis, and Herr took the lead representing Valencia.

In January, 2006, all participants entered into Federal mediation.  That mediation resulted in Genesis being paid all their principle and interest on both loans, and small portion of their legal expenses reimbursed.  The Valencia LLC members received all of their initial investment back, plus all their legal fees, plus a continued 47.5% profit participation in the bank, in an amount that would be worth between $3,000,000 and $7,500,000, depending on the success of the wetlands mitigation bank.  Genesis received a 52.5% interest in that profit participation as compensation for their legal expense, and not pursuing the foreclosure, which would have resulted in wiping out all of Cherry Grove’s and Valencia’s interest in the mitigation bank.  The settlement was signed off by all parties in January, 2006, and funded and implemented in April, 2006.

As of December 31, 2007, there are no legal matters pending, except those foreclosure and judgment actions that are a normal part of the Company’s business and to the knowledge of management, there are no threats of litigation, with the exception of the following:  Three members (a father and his two sons) of the 17 Valencia LLC members have expressed their disagreement with Kirk’s and Herr’s handling of the settlement with Cherry Grove (a two-thirds majority approval from the LLC members was acquired prior to Kirk and Herr signing the settlement).  They feel that Kirk and Herr should have been tougher, and held out for more, and that Genesis should not have received any part of the settlement.  Management feels this disagreement might turn into a lawsuit in the future.

ITEM 4.

Removed and Reserved

PART II

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Pinksheets.  The following table sets  forth  the high and low bid prices of our  common  stock for the quarters ending December 31, 2007, 2006, 2005 , and 2004 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:
Fiscal 2007	High	Low
March 31	2.00	1.70
June 30	1.70	1.50
September 30	1.55	1.20
December 31	1.20	0.75

Quarter Ended:
Fiscal 2006	High	Low
March 31	2.00	1.20
June 30	2.75	2.10
September 30	2.37	1.50
December 31	2.80	1.75

Quarter Ended:
Fiscal 2005	High	Low
March 31	0.37	0.30
June 30	0.25	0.25
September 30	0.26	0.15
December 31	0.34	0.15

Quarter Ended:
Fiscal 2004	High	Low
March 31	0.70	0.70
June 30	0.77	0.50
September 30	0.58	0.47
December 31	0.50	0.45

(a)

Holders

Our company has approximately 71 shareholders of its common stock as of December 31, 2007 holding 7,094,800 common shares.

(b)

Dividends

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)

Recent Sales of Unregistered Securities

On June 24, 2004, the Company offered and sold 1,000,000 shares of Series A Preferred Stock to John Coghlan for $1,000,000.  On June 2, 2006, the 1,000,000 shares of Series A Preferred Stock were converted into 1,000,000 shares of common stock.

During April and May, 2006, the Company offered and sold 554,430 common shares to accredited investors for $1,663,290. In December 2006, the Company sold an additional 100,000 common shares for $325,000. The Company relied on Section 4(2) and Regulation D Rule 506 of the Securities Act of 1933.

On February 17, 2006, Jim Bjorklund, a company director, exercised 4,000 common stock options and purchased 4,000 common shares for $4,800.

On April 18, 2007, Michael Kirk exercised common stock options and purchased 300,000 common shares for $180,000.

On April 18, 2007, Douglas Greybill, a Company Vice President, exercised common stock options and purchased 230,000 common shares for $138,000.

On April 18, 2007, John Coghlan exercised common stock options and purchased 100,000 common shares for $60,000.

On April 18, 2007, Trena Hayes, a Company employee, exercised common stock options and purchased 46,000 common shares for $27,600.

On April 18, 2007, Virginia Walters, a Company employee, exercised common stock options and purchased 4,000 common shares for $2,400.

On January 25, 2007, the Company offered and sold 10,000 common shares to Edward Dempsey for $30,000.

The securities issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”).  These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2007.  Information is included for equity compensation plans not approved by our security holders.

Table No. 2

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	1,300,000(1)		261,000
Equity Compensation Plans not approved by security holders	-0-	-0-	-0-
Total	1,300,000		261,000

(1)  Original stock option plan was 650,000 shares, but has been adjusted for a 2 for 1 forward stock split which occurred on January 2, 2007.

During fiscal year ending December 31, 2004, 21,500 options expired.

During fiscal year ending December 31, 2006, 4,000 options were exercised at a price of $1.20 per share.

During fiscal year ending December 31, 2007, 680,000 options were exercised for a total of $408,000.  Additionally, 308,000 common stock options expired.

ITEM 6.

Selected Financial Data

Smaller Reporting Companies are not required to provide this data.

ITEM 7.

Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K.

The purpose of this section is to discuss and analyze our financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the financial statements and notes that appear elsewhere in this Annual Report on Form 10-K. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Disclosure Regarding Forward-Looking Statements" in this Annual Report on Form 10-K.

Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate contracts ("contracts"), and originating commercial real estate hard money loans. We purchase contracts at a discount and hold them in inventory for a relatively short period to provide seasoning and value appreciation. After the holding period, we sell the contracts. We expect to derive operating revenues from resales of contracts at a profit, and from interest income derived from contracts during the holding period. We originate commercial real estate loans and sell the loans, or participations in those loans, to accredited private investors.  From time to time, we also consider other forms of cash flow instruments when warranted.

PLAN OF OPERATIONS

Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception. We are not yet funded to a level that allows holding of significant amounts of contracts and loans.  As a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets. Through the first six months of 2003, we were averaging one pool sale every two months.  That trend has declined to the point that, as of December 31, 2007, we are not actively pursuing pool sales, due to the slow-down and turmoil in the secondary markets.  We are either holding these contracts in inventory, or selling them individually as opportunities arise. We expect that the number and dollar volume of pool sales will continue to decline over the next twelve months, and longer, especially if secondary market conditions continue to deteriorate. Until conditions improve, we will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed and profitability will be negatively impacted.

Over the past couple years, we have seen an increase in delinquencies, resulting in increased costs of collection and litigation. The increase in delinquencies has also resulted in an increase in repossessions.  These repossessions tie up capital until the collateral properties can be resold, and require additional capital to maintain the properties during the holding period until a sale can be achieved.  In addition, if property values continue to decline, our ability to recoup the value of our receivables through a resale of the property will be adversely affected.  If real estate market values continue to decline, our growth plans will be delayed and profitability will be negatively impacted.

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2007 compared to years ended December 31, 2006, 2005, 2004 and 2003.

Revenues

For the fiscal years ending December 31, 2007, 2006, 2005, 2004 and 2003 we purchased contracts and real estate properties, at a total cost of $1,483,983, $4,378,814, $1,824,694, $6,130,328 and $4,891,869, respectively.

During each fiscal year, we sold contracts and real estate properties, respectively, for $929,198, $1,396,155, $2,331,416, $3,604,157, and $4,334,664, respectively, $802,602, $1,254,918, $2,169,464, $3,553,027 and $4,170,111, respectively, cost of sales, generating gross profits from contract sales and real estate properties of $126,596, $141,237, $161,952, $51,130 and $164,553, respectively.

Our ending inventory consisted of contracts and real estate properties with a cost basis of $8,080,449, $7,399,068, 4,871,518, $5,029,188 and $2,042,641, respectively.

We also earned $1,255,542, $917,374, $606,081, $220,885, and 120,779 respectively of interest , processing and other income, and $768,753, $626,429, $227,159, $122,263 and $120,779, respectively, in broker and contract extension fees.

Net aggregate total revenues for the fiscal years were $2,150,891, $1,685,040, $995,192, $394,278 and $454,058, respectively, generating net income (loss) from operations of $48,978, $531,288, $165,000, ($207,693) and ($124,022), respectively for each year.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2007	($482,310)	Revenues flat; expenses increased; loss issues increased
2006	$366,288	Revenues increased with expenses remaining constant
2005	$372,693	Revenues increased with expenses remaining constant
2004	($83,671)	Productions minimums not met
2003	($55,846)	Revenues increased slowly, but not to break-even point

Of the contracts held in inventory at December 31, 2007, 2006, 2005, 2004, and 2003, contracts with aggregate values of $2,428,750, $118,662, $264,891, $314,657 and $509,864, respectively, were in payment default.

During 2007, 2006, 2005, 2004 and 2003, we repossessed 9, 9, 5, 6 and 5 properties which represented real property collateral under our purchased contracts.  These properties have a cumulative cost basis of $1,482,500, $1,152,289, $160,407, $350,820 and $247,543, respectively.  These properties were listed for sale.

In each instance of payment default, it is Genesis’ policy to stop accruing interest income when delinquency status is reached. Genesis also performs a review of the adequacy of collateral on each default and records a write-down to market value if the collateral value is less than the contract balance due to Genesis on an aggregate basis by contract type. For this purpose, Genesis categorizes contracts as residential, commercial, land, and other.

As of December 31, 2003 and 2004, the collateral balances on the defaulting contracts held in inventory were considered more than adequate to allow a full recovery of amounts due Genesis and no write-downs were taken. During December 31, 2007, 2006, and 2005 write-downs of $1,158,894, $250,000, and $110,000 were taken, respectively.

General and Administrative Expenses

General and administrative expenses (“G&A”) fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 were $576,904, $620,185, $465,369, $479,896 and $453,964, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 were ($43,281), $154,816, ($14,527), $25,932 and $120,820, respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2007	($43,281)	Decrease in other operating expenses
2006	$154,816	Increase in compensation expenses
2005	($14,527)	Decrease in office expenses
2004	$25,932	Increase in office occupancy
2003	$120,820	Increase in compensation expenses

Interest Expense

For the years December 31, 2007, 2006, 2005, 2004 and 2003, interest expense amounted to $366,115, $283,567, $254,823, $122,075 and $124,116, respectively.

Interest expense was/is incurred on borrowings under lines of credit with Temporary Financial Services, Inc., an affiliated company, American West Bank, an unaffiliated lender, RiverBank, and unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

The Temporary Financial Services, Inc. line was paid off in January 23, 2004, and the Company no longer maintains a line of credit with that firm.  The American West Bank line was paid off in August 24, 2006, and the Company no longer maintains a line of credit with that firm.

We are currently operating under a primary $1,500,000 line of credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%. The line of credit also includes a one percent origination fee.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight percent (8%).  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2007, 2006, 2005, 2004 and 2003, the balance on the lines of credit were $3,150,000, $2,999,938, $3,289,798, $3,886,171 and $1,714,613, respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit for the years December 31, 2007, 2006, 2005, 2004 and 2003 were $150,062, ($289,860), ($596,373), $2,171,558, and $659,088 respectively.

Three month period ended March 31, 2007 compared to the three month periods ended March 31, 2006, 2005, and 2004.

Revenues

Genesis books contracts into inventory at the time of purchase at the actual dollar cost paid, and relieves inventory to cost of sales at the time the Contracts are sold. Contract sales are reported net (selling price less our cost of the contract) for financial reporting purposes.

For the three months ending March 31, 2007, 2006, 2005 , and 2004 we purchased contracts and real estate properties, at a total cost of $-0-, $345,929, $-0-, and $1,187,409, respectively.

During each quarter, we sold contracts and real estate properties for $305,000, $562,762,$860,056, and $852,355, respectively, $322,573, $492,751, $823,134, and $813,839, cost of sales, respectively, generating net gains (losses) from contract sales of ($17,573), $70,011, $36,922, and $38,516, respectively.

Our ending inventory consisted of contracts and real estate properties respectively, with a cost basis of $6,410,876, $4,128,350, $3,720,562, and $2,416,211, respectively.

We also earned $285,116, $165,727, $120,836, and $71,572, respectively of interest, processing fee and other income, and $304,174, $92,670, $43,189, and $28,500, respectively, in broker and contract extension fees.

Net aggregate total revenues for each quarter was $571,717, $328,408, $200,947, and $138,588, respectively, generating net income (loss) from operations of $242,476, $91,097, ($302), and ($31,014), respectively for each quarter. The primary reasons for the changes were as follows:

Three Months ended March 31,	Increase (decrease)	Primary reasons for change
2007	$151,379	Interest and brokers fee increase
2006	$91,399	All revenues increased, expenses constant
2005	$30,712	All revenues increased, expenses constant
2004	($49,039)	Limited revenue to cover expenses

Contracts held in inventory at March 31, 2007, 2006, 2005 and 2004, with aggregate cost of $127,306, $232,496, $280,920, and $509,488, respectively, were in payment default.

General and Administrative Expenses

General and administrative expenses (“G&A”) three month periods ended March 31, 2007, 2006, 2005, and 2004 were $187,798, $126,101, $116,210, and $130,617, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the three month periods ended March 31, 2007, 2006, 2005, and 2004 were $61,697, $9,891, ($14,407), and $46,512, respectively.  The primary reasons for the changes were as follows:

Three Months ended March 31,	Increase (decrease)	Primary reasons for change
2007	$61,697	Increase in compensation and other expenses
2006	$9,891	Increase in compensation expenses
2005	($14,407)	Decrease in compensation and occupancy expenses
2004	$46,512	Increase in compensation expenses

Interest Expense

For the quarters ended March 31, 2007, 2006, 2005, and 2004, interest expense amounted to $66,443, $81,210, $65,039, and $38,985, respectively.

Interest expense was incurred on borrowings under lines of credit with Temporary Financial Services, Inc., an affiliated company, American West Bank, an unaffiliated lender, RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

During each quarter ending March 31, we were operating under 2 lines of credit. The primary line, with an unaffiliated lender, carries a variable interest rate equal to the prime rate index rate plus 1%. The secondary line, with an affiliated company, carries an interest rate of eight percent (8%). The primary line of credit includes a one percent origination fee, and the secondary line includes a one half percent origination fee. We consider the terms of the line of credit from the affiliated company to be at least as favorable as those available to us from an unaffiliated lender. As of March 31, 2007, 2006, 2005, and 2004, the balances on the lines of credit were $2,460,104, 3,371,028, $3,019,971 and $1,983,052, respectively. Interest expense on the lines of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit For the quarters ended March 31, 2007, 2006, 2005, and 2004 were ($910,924), $351,057, $1,036,919, and $538,813 respectively.

Three month period ended June 30, 2007 compared to the three month periods ended June 30, 2006, 2005, and 2004.

Revenues

Genesis books contracts into inventory at the time of purchase at the actual dollar cost paid, and relieves inventory to cost of sales at the time the Contracts are sold. Contract sales are reported net (selling price less our cost of the contract) for financial reporting purposes.

For the three months ending June 30, 2007, 2006, 2005, and 2004 we purchased contracts and real estate properties, at a total cost of $2,206,359, $2,304,481, $906,863, and $754,026, respectively.

During each quarter, we sold contracts and real estate properties for $368,621, $22,685,$1,024,343, and $1,288,949, respectively, $230,785, $39,800, $990,258, and $1,310,651, cost of sales, respectively, generating net gains (losses) from contract sales of $137,836, ($17,115), $34,085, and ($21,702), respectively.

Our ending inventory consisted of contracts and real estate properties respectively, with a cost basis of $8,386,450, $6,393,031, $3,637,167, and $1,859,586, respectively.

We also earned $292,811, $206,598, $154,367, and $11,300, respectively of interest, processing fees and other income, and $326,886, $119,820, $48,175, and $14,590, respectively, in broker and contract extension fees.

Net aggregate total revenues for each quarter was $757,533, $309,303, $236,627, and $4,188, respectively, generating net income (loss) from operations of $241,283, $67,249, $30,994, and ($181,682), respectively for each year. The primary reasons for the changes were as follows:

Three Months ended June 30,	Increase (decrease)	Primary reasons for change
2007	$174,034	Material improvement on contract sales margin and brokers fee increase
2006	$36,255	Increase in broker fee and other income
2005	$212,676	Material increase in all revenues; expenses constant
2004	($167,344)	Very limited revenues to cover fixed expenses

Contracts held in inventory at June 30, 2007, 2006, 2005 and 2004, with aggregate cost of $125,810, $228,167, $333,196, and $38,626, respectively, were in payment default.

General and Administrative Expenses

General and administrative expenses (“G&A”) three month periods ended June 30, 2007, 2006, 2005, and 2004 were $150,454, $142,746, $119,101, and $148,011, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The quarter over quarter increases and (decreases) for the three month periods ended June 30, 2007, 2006, 2005, and 2004  were $7,708, $23,645, ($28,910), and $51,794, respectively.  The primary reasons for the changes were as follows:

Three Months ended June 30,	Increase (decrease)	Primary reasons for change
2007	$7,708	Increase in compensation expenses
2006	$23,645	Increase in other expenses
2005	($28,910)	Decrease in other and occupancy expenses
2004	$51,794	Increase in compensation expenses

Interest Expense

For the quarters ended June 30, 2007, 2006, 2005, and 2004, interest expense amounted to $71,610, $69,308, $56,532, and $37,859, respectively.

Interest expense was incurred on borrowings under lines of credit with Temporary Financial Services, Inc., an affiliated company, American West Bank, an unaffiliated lender, RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

During each quarter ending June 30, we were operating under 2 lines of credit. The primary line, with an unaffiliated lender, carries a variable interest rate equal to the prime rate index rate plus 1%. The secondary line, with an affiliated company, carries an interest rate of eight percent (8%). The primary line of credit includes a one percent origination fee, and the secondary line includes a one half percent origination fee. We consider the terms of the line of credit from the affiliated company to be at least as favorable as those available to us from an unaffiliated lender. As of June 30, 2007, 2006, 2005, and 2004, the balances on the lines of credit were $3,500,000, $3,302,371, $2,808,635 and $516,403, respectively. Interest expense on the lines of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit for the quarters ended June 30, 2007, 2006, 2005, and 2004 were $197,629, $493,736, $2,292,232, and ($1,117,013) respectively.

Three month period ended September 30, 2007 compared to the three month periods ended September 30, 2006, 2005, and 2004.

Revenues

Genesis books contracts into inventory at the time of purchase at the actual dollar cost paid, and relieves inventory to cost of sales at the time the Contracts are sold. Contract sales are reported net (selling price less our cost of the contract) for financial reporting purposes.

For the three months ending September 30, 2007, 2006, 2005 and 2004 we purchased contracts and real estate properties, at a total cost of $146,319, none, $552,710, and $632,661, respectively.

During each quarter, we sold contracts and real estate properties for $26,578, $429,772, $90,358, and $1,005,806, respectively, $28,241, $366,732, $88,064, and $1,003,770, cost of sales, respectively, generating net gains (losses) from contract sales of ($1,663), $63,040, $2,294, and $2,036, respectively.

Our ending inventory consisted of contracts and real estate properties respectively, with a cost basis of $8,504,528, $5,298,549, $4,101,813, and $1,488,477, respectively.

We also earned $278,902, $258,509, $134,893, and $25,093, respectively of interest, processing fee and other income, and ($33,913), $215,324, $104,500, and $31,000, respectively, in broker and contract extension fees.

Net aggregate total revenues for each quarter was $243,506, $536,873, $241,687, and $58,129, respectively, generating net income (loss) from operations of ($135,661), $255,581, $42,592, and ($62,463), respectively for each quarter. The primary reasons for the changes were as follows:

Three Months ended September 30,	Increase (decrease)	Primary reasons for change
2007	($391,242)	Loss on contract sales and material reduction in broker fee income
2006	$212,989	All revenues increased, expenses relatively constant
2005	$105,055	All revenues increased, expenses relatively constant
2004	($51,836)	Operating and interest expenses exceeded limited revenues

Of the contracts held in inventory at September 30, 2007, 2006, 2005 and 2004, with aggregate values of $8,504,528, $5,298,549, $4,101,813, and $1,488,477, respectively, contracts, 1.46%, 3.45%, 7.98% and 2.58% , respectively, with aggregate cost of $124,308, $183,038, $327,268, and $38,348, respectively, were in payment default.

General and Administrative Expenses

General and administrative expenses (“G&A”) three month periods ended September 30, 2007, 2006, 2005, and 2004 were $125,127, $161,640, $105,363, and $113,688, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The quarter over quarter increases and (decreases) for the three month periods ended September 30, 2007, 2006, 2005, and 2004  were ($36,513), $56,277, ($8,325), and ($38,355), respectively.  The primary reasons for the changes were as follows:

Three Months ended September 30,	Increase (decrease)	Primary reasons for change
2007	($36,513)	Decrease in compensation and other expenses
2006	$56,277	Increase in compensation and other expenses
2005	($8,325)	Decrease in other and occupancy expenses
2004	($38,355)	Decrease in other and compensation expenses

Interest Expense

For the quarters ended September 30, 2007, 2006, 2005, and 2004, interest expense amounted to $123,226, $74,652, $63,732, and $6,904, respectively.

Interest expense was incurred on borrowings under lines of credit with Temporary Financial Services, Inc., an affiliated company, American West Bank, an unaffiliated lender, RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

During each quarter ending September 30, we were operating under 2 lines of credit. The primary line, with an unaffiliated lender, carries a variable interest rate equal to the prime rate index rate plus 1%. The secondary line, with an affiliated company, carries an interest rate of eight percent (8%). The primary line of credit includes a one percent origination fee, and the secondary line includes a one half percent origination fee. We consider the terms of the line of credit from the affiliated company to be at least as favorable as those available to us from an unaffiliated lender. As of September 30, 2007, 2006, 2005, and 2004, the balances on the lines of credit were $3,720,000, $2,111,038, $3,485,777 and $359,487, respectively. Interest expense on the lines of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit For the quarters ended September 30, 2007, 2006, 2005, and 2004 were $1,608,962, ($1,374,739), $3,126,290, and $1,162,595 respectively.

Six month period ended June 30, 2007 compared to the six month periods ended June 30, 2006, 2005, and 2004.

Revenues

Genesis books contracts into inventory at the time of purchase at the actual dollar cost paid, and relieves inventory to cost of sales at the time the Contracts are sold. Contract sales are reported net (selling price less our cost of the contract) for financial reporting purposes.

For the six months ending June 30, 2007, 2006, 2005 and 2004 we purchased contracts and real estate properties, at a total cost of $1,540,740, $2,650,411, $830,617, and $1,950,954, respectively.

During this period, we sold contracts and real estate properties for $673,621, $585,447, $1,884,399, and $2,150,827, respectively, $553,358, $532,552, $1,813,392, and $2,134,009, cost of sales, respectively, generating net gains (losses) from contract sales of $120,263, $52,895, $71,007, and $16,818, respectively.

Our ending inventory consisted of contracts and real estate properties respectively, with a cost basis of $8,386,450, $6,393,031, $3,637,167, and $1,859,586, respectively.

We also earned $577,927, $372,326, $275,203, and $82,870 respectively of interest on contracts, processing fees, and other income, and $631,060, $212,490, $91,364, and $43,090, respectively, in broker and contract extension fees.

Net aggregate total revenues for each quarter was $1,329,250, $637,711, $437,574, and $142,778, respectively, generating net income (loss) from operations of $483,759, $158,346, $30,692, and ($212,695), respectively for each year. The primary reasons for the changes were as follows:

Six Months ended June 30,	Increase (decrease)	Primary reasons for change
2007	$325,413	Material increase in all revenues; expense increase consistent with revenue increase
2006	$127,654	Material increase in all revenues; expense increase consistent with revenue increase
2005	$243,387	All revenues increased; no appreciable increase in expenses
2004	($198,356)	Declining revenues exceeded all expenses

Contracts held in inventory at June 30, 2007, 2006, 2005 and 2004, with aggregate cost of $125,810, $228,167, $333,196, and $38,626, respectively, were in payment default.

General and Administrative Expenses

General and administrative expenses (“G&A”) six month periods ended June 30, 2007, 2006, 2005, and 2004 were $338,252, $268,847, $235,312, and $278,628, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The period over period increases and (decreases) for the six month periods ended June 30, 2007, 2006, 2005 , and 2004  were $69,405, $33,535, ($43,316), and $98,306, respectively.  The primary reasons for the changes were as follows:

Six Months ended June 30,	Increase (decrease)	Primary reasons for change
2007	$69,405	Material increase in compensation expense
2006	$33,535	Increase in compensation expense
2005	($43,316)	Decrease in compensation, other, and occupancy expenses
2004	$98,306	Increase in compensation and other expenses

Interest Expense

For the six month periods ended June 30, 2007, 2006, 2005, and 2004, interest expense amounted to $138,053, $150,518, $121,570, and $76,845, respectively.

Interest expense was incurred on borrowings under lines of credit with Temporary Financial Services, Inc., an affiliated company, American West Bank, an unaffiliated lender, RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

During each six month period ending June 30, we were operating under 2 lines of credit. The primary line, with an unaffiliated lender, carries a variable interest rate equal to the prime rate index rate plus 1%. The secondary line, with an affiliated company, carries an interest rate of eight percent (8%). The primary line of credit includes a one percent origination fee, and the secondary line includes a one half percent origination fee. We consider the terms of the line of credit from the affiliated company to be at least as favorable as those available to us from an unaffiliated lender. As of June 30, 2007, 2006, 2005, and 2004, the balances on the lines of credit were $3,500,000, $3,302,371, $2,808,635 and $516,403, respectively. Interest expense on the lines of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit for the quarters ended June 30, 2007, 2006, 2005, and 2004 were $197,629, $493,736, $2,292,232, and ($1,117,013) respectively.

Nine month period ended September 30, 2007 compared to the nine month periods ended September 30, 2006, 2005, and 2004.

Revenues

Genesis books contracts into inventory at the time of purchase at the actual dollar cost paid, and relieves inventory to cost of sales at the time the Contracts are sold. Contract sales are reported net (selling price less our cost of the contract) for financial reporting purposes.

For the nine months ending September 30, 2007, 2006, 2005 and 2004 we purchased contracts and real estate properties, at a total cost of $1,687,059, $1,922,661, $1,383,327, and $2,583,618, respectively.

During each period, we sold contracts and real estate properties for $700,379, $1,015,219, $1,974,757, and $3,156,633, respectively, $581,599, $899,284, $1,901,456, and $3,137,782, cost of sales, respectively, generating net gains from contract sales of $118,780, $115,935, $73,301, and $18,851, respectively.

Our ending inventory consisted of contracts and real estate properties respectively, with a cost basis of $8,504,528, $5,298,549, $4,101,813, and $1,488,477, respectively.

We also earned $856,830, $630,834, $410,095, and $107,964, respectively of interest, processing fee and other income, and $597,147, $427,814, $195,864, and $74,090, respectively, in broker and contract extension fees.

Net aggregate total revenues for each nine month period was $1,572,757, $1,174,583, $679,260, and $200,905, respectively, generating net income (loss) from operations of $348,098, $413,927, $73,283, and ($275,159), respectively for each period. The primary reasons for the changes were as follows:

Nine Months ended September 30,	Increase (decrease)	Primary reasons for change
2007	($65,829)	Increase in total revenues exceeded by increase in total operating expenses from comparative period
2006	$340,644	Increase in all revenues, expenses variably consistent
2005	$348,442	Increase in all revenues, expenses variably consistent
2004	($264,533)	Limited revenue to cover expenses

Contracts held in inventory at September 30, 2007, 2006, 2005 and 2004, with aggregate cost of $124,308, $183,038, $327,268, and $38,348, respectively, were in payment default.

General and Administrative Expenses

General and administrative expenses (“G&A”) nine month periods ended September 30, 2007, 2006, 2005, and 2004 were $463,380, $430,486, $340,675, and $392,315, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The period over period increases and (decreases) for the nine month periods ended September 30, 2007, 2006, 2005, and 2004  were $32,894, $89,811, $(51,640), and $59,950, respectively.  The primary reasons for the changes were as follows:

Nine Months ended September 30,	Increase (decrease)	Primary reasons for change
2007	$32,894	Increase in compensation expenses
2006	$89,811	Increase in compensation and other expenses
2005	($51,640)	Decrease in compensation and other expenses
2004	$59,950	Increase in compensation expenses

Interest Expense

For the periods ended September 30, 2007, 2006, 2005, and 2004, interest expense amounted to $261,279, $225,170, $185,302, and $83,749, respectively.

Interest expense was incurred on borrowings under lines of credit with Temporary Financial Services, Inc., an affiliated company, American West Bank, an unaffiliated lender, RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

During each period ending September 30, we were operating under 2 lines of credit. The primary line, with an unaffiliated lender, carries a variable interest rate equal to the prime rate index rate plus 1%. The secondary line, with an affiliated company, carries an interest rate of eight percent (8%). The primary line of credit includes a one percent origination fee, and the secondary line includes a one half percent origination fee. We consider the terms of the line of credit from the affiliated company to be at least as favorable as those available to us from an unaffiliated lender. As of September 30, 2007, 2006, 2005, and 2004, the balances on the lines of credit were $3,720,000, $2,111,038, $3,485,777, and $359,487, respectively. Interest expense on the lines of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit for the nine month periods ended September 30, 2007, 2006, 2005, and 2004 were $1,608,962, ($1,374,739), $3,126,290, and $1,522,082 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash are from related party loans, unaffiliated party loans, funding agreements and common stock private placements. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations, and the need for additional funds to finance ongoing acquisitions of seller financed real estate receivables and originations of commercial real estate hard money loans, and the expense of the litigating of delinquent contracts and loans, and the maintenance and resale costs of repossessed properties.

Fiscal Year ended December 31, 2007 compared to years ended December 31, 2006, 2005, 2004 and 2003.

At December 31, 2007, 2006, 2005, 2004 and 2003, we had cash available of $165,174, $1,001,707, $-0-, $314,805, and $129,295, respectively, and approximately $850,000, $500,062, $210,202, $none, and $285,387, respectively available under our lines of credit.

At December 31, 2007, 2006, 2005, 2004 and 2003, we were holding contracts and real estate properties in inventory with an aggregate cost of $8,080,449, $7,399,068, $4,871,518, $5,029,188, and $2,042,641, respectively.

At December 31, 2007, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%. The line of credit requires a one percent origination fee that is payable in cash. The line is for a 12 month term, and expires on August 24, 2008. The line of credit was renewed for 2008. We believed the terms of the line of credit were acceptable.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.  The line is for a 12 month term, and expires on 12/31/08.  The line of credit was renewed for 2008. We believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

At December 31, 2006, we operated under two lines of credit:

The primary line of credit with Riverbank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%.  The line of credit requires a one percent origination fee that is payable in cash.  The line is for a 12 month term, and expires on August 24, 2007.  The line of credit was renewed for 2007. We believed the terms of the line of credit were acceptable.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.  The line is for a 12 month term, and expires on 12/31/07.  The line of credit was renewed for 2007. We believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

At December 31, 2005, we operated under two lines of credit:

The primary line of credit with American West Bank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1.5%.  The line of credit requires a one percent origination fee that is payable in cash.  The line is for a 12 month term, and expires on October 24, 2006.  The line of credit was renewed for 2006.  We believed the terms of the line of credit were acceptable. At August 24, 2006, the line of credit was paid in full and the account was closed.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash. The line is for a 12 month term, and expires on 12/31/06.  The line of credit was renewed for 2006. We believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

At December 31, 2004, we operated under two lines of credit:

The primary line of credit with American West Bank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1.5%.  The line of credit requires a one percent origination fee that is payable in cash.  The line is for a 12 month term, and expires on August 24, 2005.  The line of credit was renewed for 2005.  We believed the terms of the line of credit were acceptable.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum. The line of credit requires a $20,000 origination fee that is payable in cash. The line is for a 12 month term, and expires on 12/31/05. The line of credit was renewed for 2005.  We believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

At December 31, 2003, we operated under one line of credit:

The line of credit was with Temporary Financial Services, Inc., an affiliated company, bearing an interest rate of eight percent (8%) per annum.  The line of credit requires a one percent origination fee that is payable in cash.  The line expires on December 31, 2004.  The line of credit was renewed each year January 1st.  We believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

Pursuant to the terms of our line of credit agreements with our primary line of credit holders, American West Bank (AWB) and RiverBank (RB), both unaffiliated lenders, we have provided AWB and RB with a blanket security agreement in all of our assets. The security agreement will remain in place so long as amounts are due AWB and RB under the line of credit. Our contract and loan inventory represented the primary asset that secured the AWB and RB loans. In the event of default on the line, AWB and RB will be in a position to foreclose their security interest in any or all of our assets, up to the balance due on the line plus interest and costs.  Our secondary lines of credit with Temporary Financial Services Inc. (TFS) and Coghlan Family Corporation (CFC) also provide guarantees of performance on the primary lines of credit, as well as guarantees of size limits on the amounts of the lines of credit on the secondary lines of credit.

Pursuant to the terms of our lines of credit with our secondary line of credit holders, Temporary Financial Services, Inc. (TFS) and Coghlan Family Corporation (CFC), both affiliated companies, we have provided TFS and CFC with a blanket security agreement in all our assets, junior only to the primary line of credit holders blanket security agreements.  The security agreement will remain in place so long as amounts are due TFS and CFC under the line of credit.  Our contract and loan inventory represented the primary asset that secured the TFS and CFC loans.  In the event of default on the line, TFS and CFC will be in a position to foreclose their security interest in any and all of our assets, up to the balance due on the line, plus interest and costs, plus the amount necessary to pay off the primary line of credit holders.

Our capital resources have occasionally been strained, but were adequate to fund our operations at a reasonable level during the fiscal years covered by this Comprehensive Annual Report. We have paid close attention to our contract purchases and loans and maintained our funding requirements within our available resources. We were able to control our funding rate by adjusting our pricing, tightening our underwriting, and/or discontinuing certain product lines. The strains on our capital have been largely caused by increased litigation expenses, as well as increased repossession maintenance, holding and resale costs, coupled with lower resale values. We received  interest and principle reductions (typically monthly) on contracts and loans we held in inventory pending sale, and the interest rate spread between the cost of our lines of credit, or the participation sales to private investors, and our weighted average contract yield provided operating capital which sustained our operations during the reported periods.  The origination fees generated from the commercial loans contributed additional operating capital. We would require an increase in our capital base, and an improvement in the real estate markets, in order to grow the company, and improve profitability.  Until such time as that happens, we expect to see our asset base continue to decline in both size and value, and capital resources to remain strained.

The following table presents changes in cash flow data for the periods indicated.

	Fiscal year ended December 31
CASH FLOW DATA:	2007	2006	2005	2004	2003

Net cash used in operating activities	($1,336,408)	($640,742)	($281,426)	($3,151,898)	($801,969)
Net cash provided by (used in) investing activities	$73,899	($30,000)	($9,000)	$123,350	($25,000)
Net cash provided by financing activities	$425,976	$1,672,449	($24,379)	$3,214,058	$611,960

The primary reasons for the changes in cash used in operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2007	($695,666)	Increase in receivables and material reductions in current liabilities
2006	($359,316)	Material increase in contracts inventories
2005	$2,870,472	Material reduction in contracts inventories
2004	($2,349,929)	Material increase in contracts inventories and receivables
2003	$583,908	Material reduction in contracts inventories

The primary reasons for the changes in cash (used in) provided by investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2007	$103,899	Sale of investment securities
2006	($21,000)	Purchase of investment securities
2005	($132,350)	Purchase of investment securities and no sale of same
2004	$148,350	Sale of investment securities
2003	($15,756)	Purchase of investment securities

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2007	($1,246,473)	Material reduction of borrowings, exercise of stock options, and limited sales of common stock
2006	$1,696,828	Material private placement of common stock
2005	($3,238,437)	Limited financing activity compared to prior year
2004	$2,602,098	Material private placement of preferred stock and advances from line of credit
2003	($1,127,465)	Limited borrowing activity compared to prior year

Fiscal Quarters ended March 31, 2007 compared to three month periods ended March 31, 2006, 2005, and 2004.

At March 31, 2007, 2006, 2005, and 2004, we had cash available of $500,418, $345,090, $215,322, and $24,064, respectively, and approximately $1,539,896, $128,972, $480,029, and $3,016,948, respectively available under our line of credit.

At March 31, 2007, 2006, 2005, and 2004, we were holding inventory of contracts and real estate properties with an aggregate cost of $6,410,876, $4,128,350, $3,720,562, and $2,416,211, respectively.

At March 31, 2007, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%. The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.

At March 31, 2006, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%.  The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.

At March 31, 2005, we operated under two lines of credit:

The primary line of credit with American West Bank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1.5%.  The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.

At March 31, 2004, we operated under two lines of credit:

The primary line of credit with American West Bank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1.5%.  The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum. The line of credit requires a $20,000 origination fee that is payable in cash.

The following table presents changes in cash flow data for the periods indicated.

CASH FLOW DATA:	2007	2006	2005	2004

Net cash used in operating activities	($31,130)	$284,781	($89,483)	($383,298)
Net cash provided by (used in) investing activities	$39,675	$-0-	$-0-	$-0-
Net cash provided by financing activities	($509,834)	$75,930	($10,000)	$278,067

The primary reasons for the changes in cash used in operating activities were as follows:

Three Months ended March 31,	Increase (decrease)	Primary reason for change
2007	($315,911)	Material reduction in current liabilities
2006	$374,264	Material reductions in line of credit from comparative period
2005	$293,815	Material reduction in contracts inventories
2004	$124,664	Increase in contract inventories

The primary reasons for the changes in cash (used in) provided by investing activities were as follows:

Three Months ended March 31,	Increase (decrease)	Primary reason for change
2007	$39,675	Sale of investment securities
2006	$-0-	No change from comparative period
2005	$-0-	No change from comparative period
2004	$-0-	No change from comparative period

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Three Months ended March 31,	Increase (decrease)	Primary reason for change
2007	($585,764)	Material reduction in line of credit
2006	$85,930	Material increase in line of credit
2005	($288,067)	Limited financing activity compared to comparative year
2004	($124,726)	Increase in line of credit

LIQUIDITY AND CAPITAL RESOURCES

Six month period ended June 30, 2007 compared to six month periods ended June 30, 2006, 2005, and 2004.

At June 30, 2007, 2006, 2005, and 2004, we had cash available of $505,197, $488,032, $63,924, and $159,161, respectively, and approximately $500,000, $197,629, $691,365, and $4,483,597, respectively available under our line of credit.

At June 30, 2007, 2006, 2005, and 2004, we were holding inventory of contracts and real estate properties with an aggregate cost of $8,386,450, $6,393,031, $3,637,167, and $1,859,586, respectively.

At June 30, 2007, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%. The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.

At June 30, 2006, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%.  The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.

At June 30, 2005, we operated under two lines of credit:

The primary line of credit with American West Bank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1.5%.  The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.

At June 30, 2004, we operated under two lines of credit:

The primary line of credit with American West Bank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1.5%.  The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum. The line of credit requires a $20,000 origination fee that is payable in cash.

The following table presents changes in cash flow data for the periods indicated.

	Six month period ended June 30
CASH FLOW DATA:	2007	2006	2005	2004

Net cash used in operating activities	($1,474,247)	($1,161,850)	($230,881)	$42,225
Net cash provided by (used in) investing activities	$39,675	$-0-	$-0-	$123,350
Net cash provided by financing activities	$938,062	$1,665,503	($20,000)	($135,709)

The primary reasons for the changes in cash used in operating activities were as follows:

Six Months ended June 30,	Increase (decrease)	Primary reason for change
2007	($312,397)	Material reduction in current liabilities, increase in receivables and inventory of contracts
2006	($930,969)	Material increase in inventory of contracts
2005	($273,106)	Increase in inventory of contracts
2004	$878,790	Decrease in current liabilities

The primary reasons for the changes in cash (used in) provided by investing activities were as follows:

Six Months ended June 30,	Increase (decrease)	Primary reason for change
2007	$39,675	Sale of investment securities
2006	$-0-	No change from comparative period
2005	($123,350)	No investing activity
2004	$0	No change from comparative period

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Three Months ended June 30,	Increase (decrease)	Primary reason for change
2007	($727,441)	Material reduction in line of credit
2006	$1,685,503	Material increase in line of credit
2005	$115,709	Limited financing activity compared to comparative year
2004	$738,600	Increase in borrrowings

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2007 compared to nine month periods ended September 30, 2006, 2005, and 2004.

At September 30, 2007, 2006, 2005, and 2004, we had cash available of $125,375, $266,252, $440,566 and $53,932, respectively, and approximately $280,000, $1,388,962, $14,223, and $4,640,513, respectively available under our line of credit.

At September 30, 2007, 2006, 2005, and 2004, we were holding inventory of contracts and real estate properties with an aggregate cost of $8,504,528, $5,298,549, $4,101,813 and $1,488,477, respectively.

At September 30, 2007, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%. The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.

At September 30, 2006, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%.  The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.

At September 30, 2005, we operated under two lines of credit:

The primary line of credit with American West Bank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1.5%.  The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.

At September 30, 2004, we operated under two lines of credit:

The primary line of credit with American West Bank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1.5%.  The line of credit requires a one percent origination fee that is payable in cash.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum. The line of credit requires a $20,000 origination fee that is payable in cash.

The following table presents changes in cash flow data for the periods indicated.

	Nine month period ended September 30
CASH FLOW DATA:	2007	2006	2005	2004

Net cash used in operating activities	($1,911,983)	($149,797)	$155,761	$94,014
Net cash provided by (used in) investing activities	$39,675	($42,500)	$-0-	$123,350
Net cash provided by financing activities	$995,976	$474,170	($30,000)	($292,727)

The primary reasons for the changes in cash used in operating activities were as follows:

Nine Months ended September 30,	Increase (decrease)	Primary reason for change
2007	($1,762,186)	Material reduction in current liabilities
2006	($305,558)	Material reductions in line of credit from comparative period
2005	$61,747	Material reduction in contracts inventories
2004	Unavailable	Unavailable

The primary reasons for the changes in cash (used in) provided by investing activities were as follows:

Nine Months ended September 30,	Increase (decrease)	Primary reason for change
2007	$82,175	Sale of investment securities
2006	($42,500)	Purchase of investment securities
2005	($123,350)	No change from comparative period
2004	Unavailable	Unavailable

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Three Months ended September 30,	Increase (decrease)	Primary reason for change
2007	$521,806	Material increase in line of credit and sale of common stock
2006	$504,170	Sale of common stock
2005	$262,727	Limited financing activity compared to comparative year
2004	Unavailable	Unavailable

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable to small reporting companies.

ITEM 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genesis Financial, Inc.

We have audited the accompanying consolidated balance sheets of Genesis Financial, Inc. (“the Company”) as of December 31, 2007, 2006, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Financial, Inc. as of December 31, 2007, 2006, 2005, and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 4, 2010

GENESIS FINANCIAL, INC.
Balance Sheets

	December 31,
	2007	2006	2005	2004	2003

Cash and cash equivalents	$165,174	$1,001,707	$-	$314,805	$129,295
Interest and other receivables	258,449	126,277	108,407	57,911	43,096

Inventories:
Contracts	5,313,639	6,084,918	4,353,449	4,667,137	1,795,098
Real estate	2,766,810	1,314,150	518,069	362,051	247,543
Subtotal	8,080,449	7,399,068	4,871,518	5,029,188	2,042,641
Less: loss allowance	(795,900)	(255,057)	(90,700)	-	-
Net inventories	7,284,549	7,144,011	4,780,818	5,029,188	2,042,641

Total current assets	7,708,172	8,271,995	4,889,225	5,401,904	2,215,032

Stock subscription receivable	-	-	-	-	62,500
Deferred income taxes	5,260	50,896	123,692	179,792	-
Investment in securities available for sale	417,923	684,817	25,920	-	215,000
Other assets	2,680	2,660	2,660	7,217	35,827
Total assets	$8,134,035	$9,010,368	$5,041,497	$5,588,913	$2,528,359

CURRENT LIABILITIES:
Bank overdraft	$-	$-	$15,621	$-	$-
Line of credit, affiliated company	2,000,000	1,999,938	3,289,798	2,899,938	1,714,613
Line of credit, banks	1,150,000	1,000,000	-	986,233	-
Other current liabilities	555,152	1,659,923	43,750	96,234	65,120
Total current liabilities	3,705,152	4,659,861	3,349,169	3,982,405	1,779,733

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY:
Preferred stock (Note 6)	-	-	1,000	1,000	-
Common stock (Note 5)	7,095	3,255	1,598	1,598	1,598
Additional paid-in capital	4,235,649	3,963,575	1,971,302	1,971,302	972,302
Retained earnings (accumulated deficit)	167,808	38,127	(298,492)	(367,392)	(190,274)
Accumulated other comprehensive income (loss)	18,331	345,550	16,920	-	(35,000)
Total stockholders’ equity	4,428,883	4,350,507	1,692,328	1,606,508	748,626

Total liabilities and stockholders' equity	$8,134,035	$9,010,368	$5,041,497	$5,588,913	$2,528,359

The accompanying notes are an integral part of these financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations

	Year Ended December 31,
	2007	2006	2005	2004	2003
REVENUE:
Contract sales revenues	$929,198	$1,396,155	$2,331,416	$3,604,157	$4,334,664
Cost of contracts sold	802,602	1,254,918	2,169,464	3,553,027	4,170,111
Net gain on sales of contracts	126,596	141,237	161,952	51,130	164,553
Interest, processing fee and other income	1,255,542	917,374	606,081	220,885	168,726
Broker fee income	768,753	626,429	227,159	122,263	120,779
Total revenues	2,150,891	1,685,040	995,192	394,278	454,058

EXPENSES:
Provision for losses	1,158,894	250,000	110,000	-	-
Compensation and related expenses	387,549	369,323	287,715	283,165	284,870
Interest expense, related party	158,694	181,562	197,192	116,514	124,116
Interest expense, other	207,421	102,005	57,631	5,561	-
Office occupancy	38,512	38,693	49,673	41,951	24,675
Other operating expenses	150,843	212,169	127,981	154,780	144,419
Total operating expenses	2,101,913	1,153,752	830,192	601,971	578,080

NET INCOME (LOSS) FROM OPERATIONS	48,978	531,288	165,000	(207,693)	(124,022)

OTHER INCOME (LOSS):
Miscellaneous income	-	-	-	-	1,924
Gain (loss) on sale of investment securities	134,224	-	-	(129,217)	-
Total other income (loss)	134,224	-	-	(129,217)	1,924

NET INCOME (LOSS) BEFORE INCOME TAXES	183,202	531,288	165,000	(336,910)	(122,098)

INCOME TAX BENEFIT (EXPENSE):
Current	(7,885)	(106,873)	-	-	-
Deferred	(45,636)	(72,796)	(56,100)	179,792	-
Total income tax benefit (expense)	(53,521)	(179,669)	(56,100)	179,792	-

NET INCOME (LOSS)	$129,681	$351,619	$108,900	$(157,118)	$(122,098)

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$0.02	$0.07	$0.03	$(0.05)	$(0.04)
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	6,903,683	5,010,970	3,194,400	3,194,400	3,194,400

The accompanying notes are an integral part of these financial statements.

GENESIS FINANCIAL, INC.
Statements of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Additional	Retained	Accumulated Other
					Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

BALANCES, December 31, 2002	-	-	2,225,000	$2,225	$931,675	$(68,176)	$(50,000)	$815,724

Common stock issued for cash:								-
12,500 shares at $2.00 per share	-	-	12,500	13	24,987	-	-	25,000
62,500 shares at $1.00 per share	-	-	62,500	63	62,437			62,500
Common stock issued for loan fees	-	-	15,000	15	14,985			15,000
Common stock issuable	-	-	62,500	62	62,438			62,500
Common stock redeemed and cancelled	-	-	(780,300)	(780)	(124,220)			(125,000)
Comprehensive loss :
Net loss	-	-	-	-	-	(122,098)	-	(122,098)
Unrealized gain on investments available for sale	-	-	-	-	-	-	15,000	15,000
Comprehensive loss								(107,098)
BALANCES, December 31, 2003	-	-	1,597,200	1,598	972,302	(190,274)	(35,000)	748,626

Preferred stock issued for cash:
1,000,000 shares at $1.00 per share	1,000,000	$1,000	-	-	999,000	-	-	1,000,000
Preferred stock dividends	-	-	-	-	-	(20,000)	-	(20,000)

Comprehensive loss :
Net loss	-	-	-	-	-	(157,118)	-	(157,118)
Reclassification of unrealized loss on
investments available for sale	-	-	-	-	-	-	35,000	35,000
Comprehensive loss								(122,118)
BALANCES, December 31, 2004	1,000,000	1,000	1,597,200	1,598	1,971,302	(367,392)	-	1,606,508

Preferred stock dividends	-	-	-	-	-	(40,000)	-	(40,000)
Comprehensive income :
Net income	-	-	-	-	-	108,900	-	108,900
Unrealized gain on securities
available for sale	-	-	-	-	-	-	16,920	16,920
Comprehensive income								125,820
BALANCES, December 31, 2005	1,000,000	1,000	1,597,200	1,598	1,971,302	(298,492)	16,920	1,692,328

The accompanying notes are an integral part of these financial statements.

GENESIS FINANCIAL, INC.
Statements of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Additional	Retained	Accumulated Other
					Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Conversion of preferred stock to
common stock	(1,000,000)	(1,000)	1,000,000	1,000	-	-	-	-
Common stock redeemed and cancelled	-	-	(100)	(1)	(159)	-	-	(160)
Common stock issued for cash:
Exercise of stock options at $1.20 per share	-	-	4,000	4	4,796	-	-	4,800
Private placement at $3.00 per share	-	-	554,430	554	1,662,736	-	-	1,663,290
Private placement at $3.25 per share	-	-	100,000	100	324,900	-	-	325,000
Preferred stock dividends						(15,000)	-	(15,000)
Net income	-	-	-	-	-	351,619	-	351,619
Unrealized gain on securities								-
available for sale	-	-	-	-	-	-	328,630	328,630
Comprehensive income								680,249
BALANCES, December 31, 2006	-	$-	3,255,530	$3,255	$3,963,575	$38,127	$345,550	$4,350,507

Common stock redeemed and cancelled	-	-	(116,260)	(116)	(161,970)	-	-	(162,086)
Common stock issued for cash:
Private placement at $3.00 per share			10,000	10	29,990	-	-	30,000
Two for one stock split			3,265,530	3,266	(3,266)			-
Exercise of stock options at $.60 at share			680,000	680	407,320			408,000
Net income	-	-	-	-	-	129,681	-	129,681
Reclassification of net gain on sale of investment
securities included in net income							(153,939)	(153,939)
Unrealized loss on securities								-
available for sale	-	-	-	-	-	-	(173,280)	(173,280)
Comprehensive loss								(197,538)
BALANCES, December 31, 2007	-	$-	7,094,800	$7,095	$4,235,649	$167,808	$18,331	$4,428,883

The accompanying notes are an integral part of these financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$129,681	$351,619	$108,900	$(157,118)	$(122,098)
Noncash items included in net income (loss):
Provision for losses	1,158,894	250,000	110,000
Loss (gain) on sale of investment securities	(134,224)	-	-	129,217	-
Deferred income taxes	45,636	72,796	56,100	(179,792)	-
Non-cash loan fee revenue	-	(12,500)	-	-	-
Interest expense paid in common stock	-	-	-	-	14,654
Changes in assets and liabilities:
Interest and other receivables	(132,172)	(17,870)	(50,497)	(14,815)	(17,743)
Contracts inventories	(752,531)	(3,265,107)	153,282	(3,222,859)	(704,015)
Real estate inventories	(546,901)	364,147	(14,911)	236,311	-
Other assets	(20)	-	4,557	26,044	(29,921)
Other current liabilities	(1,104,771)	1,616,173	(648,857)	31,114	57,154
Net cash used in operating activities	(1,336,408)	(640,742)	(281,426)	(3,151,898)	(801,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in LLC	-	-	-	-	(25,000)
Purchases of investments securities	(100,000)	(30,000)	(9,000)		-
Sales of investment securities	173,899	-	-	123,350	-
Net cash provided (used) by investing activities	73,899	(30,000)	(9,000)	123,350	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank overdraft		(15,621)	15,621
Sale of common stock	30,000	1,988,290	-	62,500	87,500
Proceeds from exercise of stock option	408,000	4,800
Sale of preferred stock	-	-	-	1,000,000	-
Dividends paid	-	(15,000)	(40,000)	(20,000)	-
Redemption of common stock	(162,086)	(160)	-	-	(125,000)
Borrowings (repayment) line of credit with affiliate, net	62	(1,289,860)	-	1,185,325	649,460
Borrowings from line of credit from bank, net	150,000	1,000,000	-	986,233	-
Net cash provided (used) by financing activities	425,976	1,672,449	(24,379)	3,214,058	611,960

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(836,533)	1,001,707	(314,805)	185,510	(215,009)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	1,001,707	-	314,805	129,295	344,304

CASH AND CASH EQUIVALENTS AT END
OF YEAR	$165,174	$1,001,707	$0	$314,805	$129,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid in cash	$366,115	$283,567	$254,823	$116,594	$251,873
Income taxes paid in cash	84,000	165,451	-	-	-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	-	1,000	-	-	-
Contract inventory transferred to real estate inventory	1,482,500	1,152,289	160,407	350,820	247,543
Investment securities received in payment on contract inventory	-	287,767	-	-	-

The accompanying notes are an integral part of these financial statements.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Genesis Financial, Inc. (“the Company” or “Genesis”) was incorporated in Washington State on January 24, 2002.  The Company is primarily engaged in the business of purchasing and selling real estate receivable contracts, initiating new real estate loans and periodically providing bridge capital funding.  Receivables contracts consist of real estate contracts and mortgage notes collateralized by primarily first position liens on residential and commercial real estate.  The receivables collateralized by real estate are typically non-conventional either because they are originated as a result of seller financing, or the underlying property is non-conventional.

The Company invests in receivables contracts using investor funds, equity funds and funds generated from external borrowings including a line of credit facility from an affiliated shareholder.

Summary of Significant Accounting Policies:

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates used herein include those relating to management’s estimate of market value of contracts and real estate held in inventory.  It is reasonably possible that actual results could differ from those and other estimates used in preparing these financial statements and such differences could be material.

Cash and cash equivalents – Cash and cash equivalents consist of demand deposits, including interest-bearing accounts, held in a local bank. The Company maintains cash balances in various depository institutions that periodically exceed federally insured limits.  Management periodically evaluates the creditworthiness of such institutions. The Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be a cash equivalent.

Investments – The Company’s investments are considered available for sale instruments.   The cost of securities sold is determined by the specific identification method.  Net unrealized holding gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in a write-down of the individual security to its fair market value; write-downs are reflected in earnings as a realized loss on available-for-sale securities. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Inventories

Contracts receivable

Real estate contracts held in inventory for resale are carried at the lower of cost (outstanding principal adjusted for net discounts, deferred origination fees and capitalized acquisition costs) or fair market value, determined on an aggregate basis by major type of receivable.  Interest on these receivables is included in interest income during the period held for sale. Until the contract is sold, contract origination fees received from borrowers are deferred and amortized into income over the established average life of related loan under a method which approximates the effective interest rate method.

The Company holds contracts in inventory pending sale. Typically, the Company attempts to sell contracts three to twelve months after acquisition. It is the policy of the Company not to hold any contracts for investment purposes.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

Real Estate

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase and is initially recorded at the lower of cost or fair value minus estimated selling costs at the date of acquisition. Fair market value is determined via (1) appraisal provided by a certified appraiser, (2) BPO (Broker’s Pricing Opinion) provided by a qualified real estate broker, (3) site inspection by qualified management of the Company, or (4) a combination of all of the above.  Costs relating to the improvements of the property are capitalized. Holding costs are charged to expense as incurred. Subsequent to the foreclosure the property is advertised for rent or sale. Management makes the determination of whether to rent or to sell the property on a case-by-case basis. Real estate owned is not depreciated. Impairment changes are recognized when the fair value of the property falls below its carrying value.

Allowance for Losses

The Company evaluates the estimated market value of its contracts and real estate held in inventory at the end of each financial reporting period and adjusts the carrying values to reflect decreases in fair market value below cost. Fair market value is determined via (1) appraisal provided by a certified appraiser, (2) BPO (Broker’s Pricing Opinion) provided by a qualified real estate broker, (3) site inspection by qualified management of the Company, or (4) a combination of all of the above.  Currently the Company breaks its properties into the following categories: residential properties, commercial properties, and land.

Processing fees – Genesis earns fees for processing contract that it has sold. Genesis collects processing fees, generally expressed as a percent of the unpaid principal balances, from the borrowers’ payments. Such fees also include late fees, prepayment penalties, and other ancillary fees and are recognize as servicing fee income when the fees are collected. During any period in which the borrower is not making payments, Genesis generally will advance its own funds to pay property taxes and insurance premiums and process foreclosures. Genesis also advances funds to maintain, repair and market foreclosed real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to earnings to the extent that advances are uncollectible, taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance.

Contract sales – Contracts are considered sold when the Company surrenders control over the transferred contract to the investors, with standard representations and warranties, and when the risks and rewards inherent in owning the contracts have been transferred to the buyer. At such time, the contract is removed from inventory and a gain or loss is recorded on the sale. Gains and losses on contract sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds. Losses related to recourse provisions, if any, are accrued as a liability at the time such additional losses are determined, and recorded as part of non-interest expense.

Customer advances – From time-to-time, customers deposit funds with the Company for general purposes pending real estate receivable contract purchase or loan closing.  The Company records these customer advances as a liability when received and the amounts are offset against the contract or loan delivered to the customer when the purchase is closed.  The closings generally occur within a relatively short time after receipt of the advance from the customer.

Income tax – Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share – Basic earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share is computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock.  For all periods presented, earnings per share and weighted average share amounts reflect the two for one stock split that occurred in 2007.

Reclassifications – Certain 2003 amounts have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on net loss as reported for the year ended December 31, 2003.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

NOTE 2 — INVENTORIES:

Contracts Receivable:

The Company’s contract receivables balances consisted of the following:

	December 31,
	2007	2006	2005	2004	2003
Unpaid principal balances	$5,521,853	$6,254,557	$4,437,444	$4,720,620	$1,795,098
Deferred origination costs	(208,214)	(169,639)	(83,995)	(53,483)	-
Totals	$5,313,639	$6,084,918	$4,353,449	$4,667,137	$1,795,098

The Company recognized gain (loss) on the sale of contract receivables as follows:

	December 31,
	2007	2006	2005	2004	2003
Gain (loss) on sale - Non affliate	$126,596	$60,525	$93,070	$(41,472)	$154,535
Gain on sale - Affliate	-	80,712	68,882	92,602	10,018
Total gain on sale of contracts	$126,596	$141,237	$161,952	$51,130	$164,553

Real Estate:

The Company’s real estate inventory balances consisted of the following:

	December 31,
	2007	2006	2005	2004	2003
Residential	$479,329	$288,692	$18,478	$95,982	$247,543
Commercial	745,222	315,635	415,245	254,839
Land	1,321,744	697,031	63,040	-
Acquisition and improvement costs	220,515	12,792	21,306	11,231
Total	$2,766,810	$1,314,150	$518,069	$362,051	$247,543

The Company recognized gain (loss) on the sale of real estate as follows:

	December 31,
	2007	2006	2005	2004	2003
Real estate sales revenues	$101,953	$294,003	$150,811	$589,609	$-
Cost of real estate sold	316,662	303,192	121,827	587,041	-
Total gain (loss) on sale of real estate	$(214,709)	$(9,189)	$28,984	$2,568	$-

Gain (loss) on the sale of real estate is included in interest, processing fee and other income on the statements of operations.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

Loss Allowance:

The activity in the Company’s loss allowance account consisted of the following:

	December 31,
	2007	2006	2005	2004	2003
Beginning balances	$255,057	$90,700	$-	$-	$-
Additions	1,158,894	250,000	110,000	-	-
Writeoffs to contracts	(41,310)	(93,582)	-	-	-
Writeoffs to real estate	(576,741)	7,939	(19,300)	-	-
Ending balances	$795,900	$255,057	$90,700	$-	$-

Serviced Contracts:

The unpaid principal balances of contracts serviced for others consisted of the following:

	December 31,
	2007	2006	2005	2004	2003
Unpaid balances - Non affiliate	$17,289,340	$8,955,087	$5,620,542	$2,614,611	$1,759,049
Unpaid balances - Affiliate	11,107,816	7,421,684	4,759,980	2,407,185	1,219,824
Total	$28,397,156	$16,376,771	$10,380,522	$5,021,796	$2,978,873

NOTE 3 — INVESTMENT IN SECURITIES AVAILABLE FOR SALE:

Investment in securities available for sale consisted of the following at the end of each year: The carrying cost, gross unrealized gains (losses) and fair value of available-for-sale securities at the end of each year is as follows:

	December 31,
	2007	2006	2005	2004	2003

Cost	$ 399,592	$ 339,267	$ 9,000		$ 250,000
Gross unrealized gains	84,213	356,037	16,920
Gross unrealized losses	(65,882)	(10,487)			(35,000)

Fair Value	$ 417,923	$ 684,817	$ 25,920	$ 0	$ 215,000

In 2003, the Company’s investment consisted of an interest in a limited liability corporation. This investment was sold in 2004. Since that date, the Company’s investments have consisted solely of marketable equity securities.

During the year ended December 31, 2005, the Company received investment securities in exchange for payments on contracts in the amount of $287,767.

NOTE 4 — LINES OF CREDIT:

Line of credit, affiliated company:

At December 31, 2003, the Company had a $2,000,000 Line of Credit with Temporary Financial Services, Inc. (TFS), an affiliated Company.   The line had an interest rate of 8.0% per annum, a term of 12 months, and an origination fee of 1% of the line limit ($20,000). At June 23, 2004, the TFS line was replaced by a Line of Credit Agreement with the Coghlan Family Corporation, and was paid off in full.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

At December 31, 2004, the Company had a $2,000,000 Line of Credit (“LOC”) Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by John Coghlan, a director and principal shareholder of the Company. The interest rate on the line is 8% per annum, a term of 12 months, and an origination fee of 1% or $20,000. The outstanding balance at December 31, 2004 was $2,899,938, which included a special advance of $900,000.  The credit line is collateralized by all of Genesis’ assets but is subordinate to lines of credit with banks. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0.  Borrowings under the line are personally guaranteed by Mr. Coghlan. Subsequent to December 31, 2004, the line of credit was renewed for $2,500,000 with the same terms.  The line was renewed each subsequent year with the same terms.

On December 19, 2005, CFC approached the Company to participate in a $750,000 loan to PowerCold Corporation.  CFC put up $500,000 and temporarily expanded the Company's line so that the Company could contribute the other $250,000.  On March 27, 2006, CFC purchased the $250,000 from the Company which was applied to the LOC, reducing it below the $2,500,000 limit.

Line of credit, banks:

At October 14, 2004, the Company obtained a Line of Credit for $1,000,000 with American West Bank with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal) plus 1.5%. The line had a term of 12 months, and an origination fee of 1%, or $10,000. The American West Bank line of credit was senior to the CFC line of credit and was collateralized by the assets of Genesis.  The line was payable on demand and was personally guaranteed by officers of the Company.  Subsequent to December 31, 2005, the line of credit was renewed with the same terms.  At August 24, 2006, the Line of Credit with American West Bank was paid in full, and the account was closed.

At August 24, 2006, the Company obtained a Line of Credit for $1,000,000 with RiverBank with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%.  The line had a term of 12 months, and an origination fee of 1%, or $10,000.  The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis. The RiverBank line requires that the CFC line may not be paid down lower than that amount owing to RiverBank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.  John Coghlan is a director and officer of the Company.

Following is a summary of the lines of credits for each year presented:

	At December 31,
	2007	2006	2005	2004	2003

Line of credit, affiliated company	CFC	CFC	CFC	CFC	TFS
Outstanding balance	$2,000,000	$1,999,938	$3,289,798	$2,899,938	$1,714,613
Total line of credit	$2,500,000	$2,500,000	$2,500,000	$2,000,000	$2,000,000
Effective interest rate	8.00%	8.00%	8.00%	8.00%	8.00%

Line of credit, banks	River Bank	River Bank	American West	American West
Outstanding balance	$1,150,000	$1,000,000	-	$986,233	-
Total line of credit	$1,500,000	$1,000,000	$1,000,000	$1,000,000	-
Effective interest rate	8.25%	9.25%	8.75%	6.75%

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

NOTE 5 – COMMON STOCK

The following is information for Common Stock as of December 31:

	December 31,
	2007	2006	2005	2004	2003

Par value	$0.001	$0.001	$0.001	$0.001	$0.001
Shares authorized	100,000,000	100,000,000	100,000,000	100,000,000	100,000,000
Shares issued and outstanding	7,094,800	3,255,530	1,597,200	1,597,200	1,597,200
Amount at par value	$7,095	$3,255	$1,598	$1,598	$1,598

On June 30, 2002, the Company began offering a private placement of 250,000 Units with each Unit consisting of one share of common stock and one common stock purchase warrant at an offering price of $2.00 per Unit.  The Company sold 125,000 Units for net proceeds of $250,000.  The warrants allow the holder to purchase one additional share of common stock per warrant at $3 per share through the warrant expiration date on April 1, 2004.  In February 2003, the Company issued 12,500 shares of common stock and 12,500 common stock purchase warrants to a private investor in consideration of $25,000. No commissions or expenses were incurred in connection with this private placement.

In April, 2003, the Company entered into an agreement with Temporary Financial Services (TFS) to extend its line of credit through February 15, 2004. The agreement called for a commitment fee of 1% of the line of credit limit or $20,000 payable $5,000 in cash and $15,000 by issuance of 15,000 shares of Common Stock. Under a related agreement between TFS and a principal shareholder and officer and director of TFS, TFS agreed to pass the Genesis line of credit commitment fee payable in stock to the principal shareholder as payment of loan commitment fees that TFS owed the principal shareholder.

Prior to December 31, 2003, stock subscriptions for exercise of 125,000 warrants at $1.00 per share were received by the Company, and $62,500 of this amount was collected prior to December 31, 2003. There were no warrants outstanding at December 31, 2003 and no additional warrants have been issued since that date.

Prior to December 31, 2003, the Company also redeemed 780,300 shares of common stock from a founder at a redemption price of $.16 per share or $125,000 in the aggregate. The Board of Directors approved the redemption and the per share value based on the expected opening trading price of Genesis common stock on the Over the Counter Bulletin Board (OTCBB).

In April and May of 2006, the Company issued 554,430 shares of common stock to accredited investors in consideration of $1,663,290. No commissions or expenses were incurred in connection with this private placement. In December of 2006, the Company issued 100,000 shares of common stock to accredited investors in consideration of $325,000. Again no commissions or expenses were incurred in connection with this private placement.

In January of 2007, the Company issued 10,000 shares of common stock in consideration of $30,000. Again, commissions or expenses were not incurred in connection with this private placement.

On January 2, 2007, the Company affected a two for one stock split that increased the existing number of outstanding common shares by 3,265,530.

During the years ended December 31, 2007 and 2006, the Company redeemed 116,260 shares of common stock for $162,086 and 100 shares of common stock for $160, respectively, from various shareholders of the Company.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

NOTE 6 – PREFERRED STOCK

Following is information for Preferred Stock as of December 31:

December 31,
	2007	2006	2005	2004	2003
Par value	$0.001	$0.001	$0.001	$0.001	$0.001
Shares authorized	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000
Shares issued and outstanding	-	-	1,000,000	1,000,000	-
Amount at par value	$-	$-	$1,000	$1,000	$-

Shares of the Company’s authorized preferred stock are entitled preference over common shares in distribution of assets upon the Company’s liquidation or dissolution.  In 2004, the Company issued 1,000,000 shares of Series A Preferred Stock bearing a stated value of $1.00 per share and a cumulative preferred dividend rate of 4% per annum.  The Series A Preferred shares are convertible to common stock at a conversion rate of $1.00 per share or 1,000,000 shares in the aggregate. The Series A Preferred shares were purchased by John R. Coghlan, a principal shareholder and director of the Company. Preferred stock dividends of $20,000, $40,000, and $15,000 were paid during the years ended December 31, 2004, 2005, and 2006 respectively. On June 2, 2006, the 1,000,000 shares of Series A Preferred Stock were converted to 1,000,000 shares of common stock.

NOTE 7 – STOCK OPTION PLAN

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the stockholders of the Company on May 2, 2002.  The plan allows for issuance of Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs).  The maximum number of shares that may be subject to option and exercised under the Plan is 650,000 shares.  The ISOs and NSOs expire 30 days after the recipient ceases to be an employee for the Company, or one year after the recipient’s death.

In accounting for the ISOs, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Under APB Opinion No. 25, because the exercise price of the stock options is not less than the market price of the underlying stock on the date of grant, no compensation cost is recognized.  The Company has adopted the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  If the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and loss per share amounts for the period presented would not have differed from that presented.  Assumptions used in the fair value estimate included a risk-free interest rate of 3.1%, an expected option life of five years, and a -0-% dividend rate.

Activity and information about the stock options for each of the years ending December 31, is as follows:

	December 31,
	2007	2006	2005	2004	2003
Options outstanding at beginning of year	494,000	498,000	498,000	519,500	519,500
Adjustment for two for one stock split	494,000
Issued
Exercised	(680,000)	(4,000)
Expired or forfeited	(308,000)			(21,500)	0
Options outstanding at end of year	0	494,000	498,000	498,000	519,500
ISO		434,000	438,000	438,000	449,500
NSO		60,000	60,000	60,000	60,000
Exercisable at year end		494,000	398,400	298,800	207,800
Weighted average exercise price		$1.20	$1.20	$1.20	$1.20
Weighted average remaining term (in years)		0.25	1.25	2.25	3.25
Available for future grants	261,000	130,500	130,500	130,500	130,500

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

NOTE 8 – INCOME TAX:

Components of the Company’s deferred income taxes are as follows:

	December 31,
	2007	2006	2005	2004	2003
Net operating cash carryover	$-	$-	$72,796	$131,351	$30,525
Excess capital losses	1,114	46,750	46,750	46,750	-
Other	4,146	4,146	4,146	1,691	-
Deferred tax asset	5,260	50,896	123,692	179,792	30,525
Less: Valuation allowance	-	-	-	-	(30,525)
Net deferred tax asset	$5,260	$50,896	$123,692	$179,792	$-

The deferred tax assets were calculated assuming a 34% federal marginal tax rate at December 31, 2005 and December 31, 2004. A 25% federal marginal tax rate was assumed at December 31, 2003. The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are:

	December 31,
	2007	2006	2005	2004	2003
Computed "statutory" provision (benefit)	$62,289	$180,638	$56,100	$(114,549)	$(30,525)
Net increase (utilization) of NOL	-		-	(46,750)
Change in valuation allowance	-	-	-	(30,525)	30,525
Change in effective statutory rate	(8,768)	-		1,043
Other	-	(969)	-	10,989	-
	$53,521	$179,669	$56,100	$(179,792)	$-

At December 31, 2005, 2004, and 2003, the Company had federal net operating loss carry forwards available for income tax purposes of $214,105, $386,000, and $192,000 respectively, which were utilized in December 31, 2006.  Because the Company was able to utilize the benefits from these carry forwards to offset future taxable income at December 31, 2006, no valuation allowance has been recorded at December 31, 2007, 2006, 2005, and 2004.

We have determined that we are subject to examination of our income tax filings in the United States for the 2006 through 2008 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts cash and cash equivalents, inventories – contracts, investments in securities available for sale, and lines of credits approximate their fair value because of the short maturity or holding period of these instruments.

NOTE 10 – FUNDS HELD IN ESCROW:

In the normal course of business Genesis purchases real estate receivable contracts for its own account and brokers transactions for others.  To facilitate the closing of brokered transactions, Genesis often receives and holds buyers funds pending disbursement to a closing agent.  Genesis has no interest in these funds and deposits them in a separate bank account designated the Genesis Financial, Inc. Trust Account.  In certain instances Genesis also collects prepaid on loan advances, which are deposited in the Trust Account.   These amounts are not included in the financial statements.

	December 31,
	2007	2006	2005	2004	2003
Funds held in escrow	$565,945	$210,165	$47,929	$64,263	$139,687

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

NOTE 11 — RELATED-PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John and Wendy Coghlan collectively own 35.65% of Coghlan, LLC and are co-managers.  Genesis Holdings, Inc., is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and director of Genesis Holdings, Inc.

In addition to the related party information disclosed in note 2, 4, and 6, Genesis has the following related party transactions:

In April 2004, Genesis Financial, Inc. entered into a management and servicing agreement to manage the funds of Genesis Holdings, Inc., a Washington corporation.  Genesis Financial, Inc. was to receive a fee equal to one and one-half percent of the assets managed; which are the assets owned by Genesis Holdings, Inc. commencing on January 1, 2006.  Genesis Financial, Inc. does not own any of the outstanding stock of Genesis Holdings, Inc, but the President and Director of Genesis Financial, Inc. is the President of Genesis Holdings, Inc.  Genesis Financial, Inc. earned fees under this agreement totaling $53,466, $35,273, $24,315, and $16,073 during the years ended December 31, 2007 through December 31, 2004, respectively.

2004

Coghlan Family Corporation

During fiscal year ending December 31, 2004, the Company sold Coghlan Family Corporation interests in three residential notes receivable totaling $112,575 and an interest in a $100,000 business.

Coghlan, LLC

During fiscal year ending December 31, 2004, the Company sold Coghlan, LLC a book royalty interest for $87,736 and an interest in a land contract receivable for $100,000.

John R. Coghlan

During fiscal year ending December 31, 2004, the Company sold John R. Coghlan an interest in a commercial note receivable for $165,000.

Genesis Holdings, Inc.

During fiscal year ending December 31, 2004 Genesis Holdings, Inc. purchased three commercial property notes receivable from the Company totaling $136,138, three land contracts receivable totaling $88,576, and 27 residential property notes receivable totaling $973,935.

2005

Coghlan Family Corporation

During fiscal year ending December 31, 2005, the Company sold Coghlan Family Corporation eighteen residential notes receivables totaling $673,466, two land sale contracts receivable totaling $165,559, three commercial property notes receivable totaling $213,925, and an interest in a $500,000 business loan originated by the Company.

Coghlan, LLC

During fiscal year ending December 31, 2005, the Company sold Coghlan, LLC an interest in one land sale contract receivable for $50,000, one interest in a residential note receivable totaling $50,000 and interests in four commercial notes receivable totaling $239,250.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

Genesis Holdings, Inc.

During fiscal year ending December 31, 2005, the Company sold Genesis Holdings interests in two land sale contracts receivable totaling $75,000, interests in five commercial properties totaling $1,087,476, and interests in nine residential property notes receivable totaling $324,231.

2006

Coghlan Family Corporation

During fiscal year ending December 31, 2006, the Company sold Coghlan Family Corporation interests in three land sale contract notes receivables totaling $2,100,000, and one commercial property note receivable totaling $200,000, an $85,000 interest in a business loan originated by Genesis Financial and an interest in a personal loan totaling $50,000.

Coghlan, LLC

During fiscal year ending December 31, 2006, the Company sold Coghlan, LLC an interest in one land contract receivable for $200,000, and interests in two commercial notes receivable totaling $100,000, and an interest in personal loan totaling $200,000.

John R. Coghlan

During fiscal year ending December 31, 2006, the Company sold John Coghlan an interest in one land sale contract note receivable for $80,000.

Genesis Holdings, Inc.

During fiscal year ending December 31, 2006, the Company sold Genesis Holdings, Inc. interests in, four land sale contract receivable totaling $495,798, seven commercial property notes receivable totaling $1,764,926, ten residential property notes receivable totaling $425,390

2007

Coghlan Family Corporation

During fiscal year ending December 31, 2007, the Company sold Coghlan Family Corporation interests in two land sale contract notes receivable totaling $300,000, two residential property notes receivable totaling $119,600 and one commercial property note receivable totaling $220,000.

During fiscal year ending December 31, 2007, the Company sold Coghlan Family Corporation an interest in a business loan originated by Genesis Financial and an interest in a personal loan totaling $125,000.

Coghlan, LLC

During fiscal year ending December 31, 2007, the Company sold Coghlan, LLC interests in two land contract receivable for $800,000.

John R. Coghlan

During fiscal year ending December 31, 2007, the Company sold John Coghlan an interest in two land sale contract note receivable for $180,000 and an interest in one commercial property note receivable totaling $50,000.

Genesis Holdings, Inc.

During fiscal year ending December 31, 2007, the Company sold Genesis Holdings, Inc. interests in three land sale contract receivable totaling $320,000, two residential property notes receivable totaling $214,273, and an interest in one personal loan totaling $50,000.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

NOTE 12— COMMITMENTS AND CONTINGENCIES

Operating leases:

In January 2004, the Company entered into a new operating lease of its office premises. The future lease commitments for the Company were $38,556 and $38,130 at December 31, 2009 and December 31, 2008, respectively.

Legal Proceedings:

In September, 2003 Genesis made a $500,000 loan to Cherry Grove Golf & Tennis Club, Inc. (Cherry Grove).  The loan was secured by a first position note and Deed of Trust against 295 acres of land. The loan was sold to investors, but Genesis managed and serviced the loan. The loan was for the development of a wetlands mitigation bank.

In November, 2003, Michael Kirk (Kirk), the President of Genesis Financial, Inc., formed Valencia LLC (Valencia), for the purposes of investing in the Valencia Wetlands Mitigation Bank (the Bank) started by Cherry Grove.  Valencia consisted of seventeen accredited investors, with Kirk acting as the Manager of the LLC.  Valencia invested $250,000 for the rights to 50% of the net profits generated through the bank.  As Manager, Kirk received management compensation of 5% of Valencia's net profits. Shortly after formation of the LLC, Kirk brought in Brad Herr, Genesis's CFO, as Co-Manager, and agreed to split the 5% Management fee with him.

In July, 2004, Genesis provided Cherry Grove, and its principals, Ford and Donna Willey, a Line of Credit (LOC) for $150,000, secured by a 2nd Note and Deed of Trust against the property.  The LOC was to ensure the bank’s solvency, as the original start-up estimates and fundings were insufficient.  Genesis held this LOC contract internally due to its junior position.  The credit line steadily increased as additional funds were needed.  As of December 31, 2004, the balance owing on the LOC was $409,246.

In August, 2005, a foreclosure was initiated by Genesis against Cherry Grove, for non-payment on the 2nd position LOC loan.  The 1st position loan held by the investors was also in default at the time.  Cherry Grove filed a counter-suit against Genesis, Kirk, Herr, and Valencia, claiming a conflict of interest because both Genesis and Valencia were managed by Kirk and Herr.  The case was moved into the Federal courts, due to the complexity and dollar size of the dispute. As of December 31, 2005, the balance owing on the 2nd position LOC Note was $596,346 and is included in contracts receivable inventories at December 31, 2005.

In January, 2006, both parties entered into federal mediation, resulting in a settlement between all parties.  Genesis' investors were paid all of the principle and interest due on the 1st Note, and Genesis was paid all of the principle and interest due on the 2nd position, LOC Note.  In addition, the Valencia LLC members received all of their initial investment back.  Genesis and Valencia also received the rights to the first $3,000 for each credit sold through the bank, for the life of the bank.  The estimated life was 10 years, with a credit count of between 1,376 minimum and 2,500 maximum.  Genesis took a 52.5% interest in the settlement, and Valencia members received 42.5%.  Kirk and Herr retained their 2.5% each management percentage. Cherry Grove retained the Bank, and brought in a new partner, Wetland Resources, who funded the settlement.

Valencia LLC received a payment of $20,196 from a credit sale in August, 2006, from which Genesis received its 52.5% share of $10,603, and another $66,720 from a credit sale in September, 2006, from which Genesis received its 52.5% share of $35,028.  Three members (Chuck Morton, Rick Morton, and Tim Morton, father and two sons) expressed their disapproval with the disbursements and the overall settlement with Cherry Grove.

Those members filed suit in June, 2008, against Genesis and Valencia. Kirk and Herr had acquired a majority of member approval of the settlement, while in mediation, prior to signing the settlement.  The suit alleged that Kirk and Herr had no right to make the settlement without a unanimous, not majority, approval vote of the Valencia members. The language in the LLC documents was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of the settlement with Cherry Grove. That result would not have been beneficial to either the Genesis shareholders, or the Valencia members.  A settlement was reached in January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest amongst the Valencia members. In addition Genesis was reimbursed for $25,000 of their legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiff's from future credit sales.   At December 31, 2006 and December 31, 2007, there is no contract receivable due related to Cherry Grove.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

NOTE 13 – SUBSEQUENT EVENTS

The country’s economic environment since December 31, 2007 has steadily worsened, having a dramatic affect not only on the Company’s profitability, but also on the Company’s business focus and organizational structure.

Throughout 2008, the nation’s financial markets continued to tighten.  The two big national players in the seller financed real estate receivables, Bayview and C-Bass, both retracted from the market due to the disintegration of the securitization markets.  Many of the big players in the commercial hard money lending market (i.e. PointCenter, Premier, Scripps) either discontinued their lending programs, or shut their doors all together.

The Company experienced increased delinquencies and repossessions due to the inability of our borrowers to refinance their loans, or sell their property.  The void left by the exit of Bayview and C-Bass from the seller financed markets, coupled with the poor performance of the commercial loans, dictated that the Company re-focus their business direction from hard money lending to acquiring seller financed real estate receivables.  The increase in delinquencies and repossessions resulted in decreased revenues and profitability. The Company was forced to reevaluate not only the operational structure going forward, but also the corporate structure itself.

Effective January 1, 2009, Genesis Financial, Inc. outsourced its day-to-day management and servicing operations to Genesis Finance Corporation (GFC), an affiliated company solely owned by Michael A. Kirk.  GFI pays a combination management and servicing fee of $6,000 per month to GFC for these services. This arrangement resulted in material monthly savings to GFI in operational expenses.  In addition to the monthly management fee, GFC will retain any processing income generated from those investor-owned deals of which it assumed management.  The Company’s forward focus is to keep expenses to a minimum, while reducing debt as they work through the problem delinquencies and repossessions.  Business focus has shifted from the commercial hard money loans to the acquisitions of seller financed real estate receivables.

Effective January 1, 2009, Director and majority shareholder, John R. Coghlan, was appointed Co-President and Chairman of the Board of Genesis Financial, Inc.  Michael A. Kirk was appointed Co-President, CEO, and Director of the Company, and James Bjorklund remained a Director.  Douglas Greybill left the Company.

NOTE 14 –QUARTERLY FINANCIAL INFORMATION - UNAUDITED

The following unaudited condensed financial information of Genesis Finance Corporation (“the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial information should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2007, 2006, 2005, and 2004, included in the company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,
	2007	2006	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$500,418	$345,090	$215,322	$24,064
Interest and other receivables	177,538	717,902	545,641	32,297
Inventories, lower of cost or market:
Contracts	5,385,698	3,542,356	3,343,582	2,416,211
Real estate	1,025,178	585,994	376,980	-
Total current assets	7,088,832	5,191,342	4,481,525	2,472,572

Deferred income taxes	50,896	123,692	179,792	-
Investment in securities available for sale	645,142	85,920	-	151,764
Other assets	2,660	2,660	6,823	35,785
Total assets	$7,787,530	$5,403,614	$4,668,140	$2,660,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,999,938	$2,399,938	$2,399,938	$1,983,052
Line of credit, bank	460,166	971,090	620,033	-
Other current liabilities	655,218	254,461	51,962	22,692
Total current liabilities	3,115,322	3,625,489	3,071,933	2,005,744

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock	-	1,000	1,000	-
Common stock	3,266	1,602	1,598	1,598
Additional paid-in capital	3,993,565	1,975,998	1,971,303	972,302
Retained earnings (accumulated deficit)	329,827	(217,395)	(377,694)	(221,287)
Accumulated other comprehensive income (loss)	345,550	16,920		(98,236)
Total stockholders’ equity	4,672,208	1,778,125	1,596,207	654,377

Total liabilities and stockholders' equity	$7,787,530	$5,403,614	$4,668,140	$2,660,121

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations
(Unaudited)

	Three Month Period Ended March 31,
	2007	2006	2005	2004
REVENUE:
Contract sales revenues	$305,000	$562,762	$860,056	$852,355
Cost of contracts sold	322,573	492,751	823,134	813,839
Net gain (loss) on sales of contracts	(17,573)	70,011	36,922	38,516
Interest and other income	285,116	165,727	120,836	71,572
Broker fee income	304,174	92,670	43,189	28,500
Total revenues	571,717	328,408	200,947	138,588

EXPENSES:
Mark to market - inventory contracts	75,000	30,000	20,000	-
Compensation and related expenses	117,210	82,717	59,661	78,408
Interest expense, related party	39,451	52,054	65,039	38,985
Interest expense, other	26,992	29,156	-	-
Office occupancy	9,494	10,444	12,418	4,355
Other operating expenses	61,094	32,940	44,131	47,854
Total operating expenses	329,241	237,311	201,249	169,602

NET INCOME FROM OPERATIONS	242,476	91,097	(302)	(31,014)

OTHER INCOME (LOSS):
Gain on sale of investment securities	134,224	-	-	-
	134,224	-	-	-

NET INCOME (LOSS) BEFORE INCOME TAXES	$376,700	$91,097	$(302)	$(31,014)

INCOME TAXES	85,000	-	-	-

NET INCOME (LOSS)	$291,700	$91,097	$(302)	$(31,014)

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$0.04	$0.03	$(0.00)	$(0.01)
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	6,491,872	3,198,270	3,194,400	3,194,400

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Month Period Ended March 31,
	2007	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES	$(31,130)	$284,781	$(89,483)	$(383,298)

CASH FLOWS FROM INVESTING ACTIVITIES	39,675	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	(509,834)	75,930	(10,000)	278,067

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(501,289)	360,711	(99,483)	(105,231)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	1,001,707	(15,621)	314,805	129,295

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$500,418	$345,090	$215,322	$24,064

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
(Unaudited)

	June 30,
	2007	2006	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$505,197	$488,032	$63,924	$159,161
Interest and other receivables	138,643	61,215	584,687	1,880
Inventories, lower of cost or market:
Contracts	7,542,771	5,842,845	3,154,935	1,859,586
Real estate	843,679	550,186	482,232	-
Total current assets	9,030,290	6,942,278	4,285,778	2,020,627

Deferred income taxes	50,896	123,692	179,792	-
Investment in securities available for sale	645,142	210,920	-	-
Other assets	2,660	2,660	6,428	8,007
Total assets	$9,728,988	$7,279,550	$4,471,998	$2,028,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$2,000,000	$2,399,938	$2,399,938	$-
Line of credit, bank	1,500,000	902,433	408,697	516,403
Other current liabilities	991,797	478,118	46,163	70,520
Total current liabilities	4,491,797	3,780,489	2,854,798	586,923

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	1,000	1,000
Common stock	3,946	3,157	1,598	1,598
Additional paid-in capital	4,400,885	3,638,673	1,971,302	1,971,303
Retained earnings (accumulated deficit)	486,810	(159,689)	(356,700)	(532,190)
Accumulated other comprehensive income (loss)	345,550	16,920	-	-
Total stockholders’ equity	5,237,191	3,499,061	1,617,200	1,441,711

Total liabilities and stockholders' equity	$9,728,988	$7,279,550	$4,471,998	$2,028,634

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations
(Unaudited)

	Three Month Period Ended June 30,
	2007	2006	2005	2004
REVENUE:
Contract sales revenues	$368,621	$22,685	$1,024,343	$1,288,949
Cost of contracts sold	230,785	39,800	990,258	1,310,651
Net gain (loss) on sales of contracts	137,836	(17,115)	34,085	(21,702)
Interest and other income	292,811	206,598	154,367	11,300
Broker fee income	326,886	119,820	48,175	14,590
Total revenues	757,533	309,303	236,627	4,188

EXPENSES:
Mark to market - inventory contracts	294,186	30,000	30,000	-
Compensation and related expenses	107,929	78,316	78,262	83,178
Interest expense, related party	38,586	47,867	-	-
Interest expense, other	33,024	21,441	56,532	37,859
Office occupancy	9,533	9,416	12,318	1,214
Other operating expenses	32,992	55,014	28,521	63,619
Total operating expenses	516,250	242,054	205,633	185,870

NET INCOME FROM OPERATIONS	241,283	67,249	30,994	(181,682)

OTHER INCOME (LOSS):
Gain on sale of investment securities	-	-	-	(129,221)
	-	-	-	(129,221)

NET INCOME (LOSS) BEFORE INCOME TAXES	$241,283	$67,249	$30,994	$(310,903)

INCOME TAXES	84,300	4,543	-	-

NET INCOME (LOSS)	$156,983	$62,706	$30,994	$(310,903)

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$0.02	$0.02	$0.01	$(0.10)
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	6,966,556	4,177,454	3,194,400	3,194,400

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations
(Unaudited)

	Six Month Period Ended June 30,
	2007	2006	2005	2004
REVENUE:
Contract sales revenues	$673,621	$585,447	$1,884,399	$2,150,827
Cost of contracts sold	553,358	532,552	1,813,392	2,134,009
Net gain (loss) on sales of contracts	120,263	52,895	71,007	16,818
Interest and other income	577,927	372,326	275,203	82,870
Broker fee income	631,060	212,490	91,364	43,090
Total revenues	1,329,250	637,711	437,574	142,778

EXPENSES:
Mark to market - inventory contracts	369,186	60,000	50,000	-
Compensation and related expenses	225,139	161,033	137,922	153,336
Interest expense, related party	78,037	99,921	121,570	76,845
Interest expense, other	60,016	50,597	-	-
Office occupancy	19,026	19,860	24,836	6,413
Other operating expenses	94,087	87,954	72,554	118,879
Total operating expenses	845,491	479,365	406,882	355,473

NET INCOME FROM OPERATIONS	483,759	158,346	30,692	(212,695)

OTHER INCOME (LOSS):
Gain on sale of investment securities	134,224	-	-	(129,221)
	134,224	-	-	(129,221)

NET INCOME (LOSS) BEFORE INCOME TAXES	$617,983	$158,346	$30,692	$(341,916)

INCOME TAXES	169,300	4,543	-	-

NET INCOME (LOSS)	$448,683	$153,803	$30,692	$(341,916)

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$0.06	$0.04	$0.01	$(0.11)
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	7,095,000	3,687,886	3,194,400	3,194,400

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Month Period Ended June 30,
	2007	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES	$(1,474,247)	$(1,161,850)	$(230,881)	$42,225

CASH FLOWS FROM INVESTING ACTIVITIES	39,675	-	-	123,350

CASH FLOWS FROM FINANCING ACTIVITIES	938,062	1,665,503	(20,000)	(135,709)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(496,510)	503,653	(250,881)	29,866

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	1,001,707	(15,621)	314,805	129,295

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$505,197	$488,032	$63,924	$159,161

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
(Unaudited)

	September 30,
	2007	2006	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,375	$266,252	$440,566	$53,932
Interest and other receivables	126,640	68,832	554,426	190,738
Inventories, lower of cost or market:
Contracts	7,643,363	4,801,711	3,580,619	1,488,477
Real estate	861,165	496,838	521,194	-
Total current assets	8,756,543	5,633,633	5,096,805	1,733,147

Deferred income taxes	-	123,692	179,792	-
Investment in securities available for sale	645,142	356,187	-	-
Other assets	3,030	2,660	6,033	7,504
Total assets	$9,404,715	$6,116,172	$5,282,630	$1,740,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$2,220,000	$1,649,938	$2,556,638	$359,487
Line of credit, bank	1,500,000	461,100	929,139	-
Other current liabilities	697,417	330,102	147,062	2,020
Deferred income taxes	50,986	-	-	-
Total current liabilities	4,468,403	2,441,140	3,632,839	361,507

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	1,000	1,000
Common stock	7,095	3,157	1,598	1,598
Additional paid-in capital	4,235,649	3,638,673	1,971,302	1,971,201
Retained earnings (accumulated deficit)	348,018	16,282	(324,109)	(594,655)
Accumulated other comprehensive income (loss)	345,550	16,920	-	-
Total stockholders’ equity	4,936,312	3,675,032	1,649,791	1,379,144

Total liabilities and stockholders' equity	$9,404,715	$6,116,172	$5,282,630	$1,740,651

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations
(Unaudited)

	Three Month Period Ended September 30,
	2007	2006	2005	2004
REVENUE:
Contract sales revenues	$26,758	$429,772	$90,358	$1,005,806
Cost of contracts sold	28,241	366,732	88,064	1,003,770
Net gain (loss) on sales of contracts	(1,483)	63,040	2,294	2,036
Interest and other income	278,902	258,509	134,893	25,093
Broker fee income	(33,913)	215,324	104,500	31,000
Total revenues	243,506	536,873	241,687	58,129

EXPENSES:
Mark to market - inventory contracts	130,814	45,000	30,000	-
Compensation and related expenses	84,033	106,912	69,939	74,207
Interest expense, related party	40,473	42,388	63,732	6,904
Interest expense, other	82,753	32,264	-	-
Office occupancy	9,743	9,416	12,418	-
Other operating expenses	31,351	45,312	23,006	39,481
Total operating expenses	379,167	281,292	199,095	120,592

NET INCOME FROM OPERATIONS	(135,661)	255,581	42,592	(62,463)

INCOME TAXES	3,041	79,609	-	-

NET INCOME (LOSS)	$(138,702)	$175,972	$42,592	$(62,463)

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$(0.02)	$0.03	$0.01	$(0.02)
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	7,095,000	6,3121,460	3,194,400	3,194,400

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations
(Unaudited)

	Nine Month Period Ended September 30,
	2007	2006	2005	2004
REVENUE:
Contract sales revenues	$700,379	$1,015,219	$1,974,757	$3,156,633
Cost of contracts sold	581,599	899,284	1,901,456	3,137,782
Net gain (loss) on sales of contracts	118,780	115,935	73,301	18,851
Interest and other income	856,830	630,834	410,095	107,964
Broker fee income	597,147	427,814	195,864	74,090
Total revenues	1,572,757	1,174,583	679,260	200,905

EXPENSES:
Mark to market - inventory contracts	500,000	105,000	80,000	-
Compensation and related expenses	309,172	267,945	207,861	227,542
Interest expense, related party	118,510	142,309	185,302	83,749
Interest expense, other	142,769	82,861	-	-
Office occupancy	28,769	29,276	37,254	5,132
Other operating expenses	125,439	133,265	95,560	159,641
Total operating expenses	1,224,659	760,656	605,977	476,064

NET INCOME FROM OPERATIONS	348,098	413,927	73,283	(275,159)

OTHER INCOME (LOSS):
Gain on sale of investment securities	134,224	-	-	(129,221)
	134,224	-	-	(129,221)

NET INCOME (LOSS) BEFORE INCOME TAXES	$482,322	$413,927	$73,283	$(404,380)

INCOME TAXES	172,341	84,152	-	-

NET INCOME (LOSS)	$309,981	$329,775	$73,283	$(404,380)

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$0.04	$0.07	$0.02	$(0.13)
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	7,095,000	4,575,272	3,194,400	3,194,400

GENESIS FINANCIAL, INC.

Notes to Financial Statements

For the years ended December 31, 2007, 2006, 2005 and 2004.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Month Period Ended September 30,
	2007	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES	$(1,911,983)	$(149,797)	$155,761	$94,014

CASH FLOWS FROM INVESTING ACTIVITIES	39,675	(42,500)	-	123,350

CASH FLOWS FROM FINANCING ACTIVITIES	995,976	474,170	(30,000)	(292,727)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(876,332)	281,873	125,761	(75,363)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	1,001,707	(15,621)	314,805	129,295

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$125,375	$266,252	$440,566	$53,932

ITEM 8B.

Other Information.

On June 2, 2006, the 1,000,000 shares of Series “A” Preferred Stock were converted into 1,000,000 shares of common stock.

On January 2, 2007, the Company implemented a two for one (2:1) forward stock split.

The Company has not filed financial statements with the Securities and Exchange Commission (SEC) since the first quarter of the fiscal year ended December 31, 2004. The Company contacted the SEC in November 2009 and requested permission to file a Comprehensive Annual Report on Form 10-K for the fiscal years ending December 31, 2004, 2005, 2006 and 2007 and all individual reports for subsequent periods.  The SEC agreed to the Company’s request.  Subsequent to the filing of this Comprehensive Annual Report on Form 10-K, the Company intends to file the following reports:  quarterly reports on Form 10-Q for the periods ending March 31, June 30 and September 30, 2008 and 2009; and annual report on Form 10-K for the years ending December 31, 2008 and 2009.

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2004, 2005, 2006, and 2007 or any interim periods.  We have not had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year.

On January 5, 2009, the Company=s certifying independent accountant, LeMaster & Daniels, PLLC, was dismissed.

(ii) The financial statements reported on by LeMaster & Daniels, PLLC were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the two fiscal years ending December 31, 2002 and 2003, and interim periods.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the referenced two fiscal years and interim periods.

On January 5, 2009, we engaged the independent registered accountant firm named DeCoria, Maichel & Teague, P.S. (“DMT”), 7307 N. Division St., Suite 222, Spokane, WA 99208,  as the Company’s new registered independent public accounting firm to audit the Company’s financial statements for the years ending December 31, 2004, 2005, 2006 and 2007.

The Company did not consult with DMT at any time prior to January 5, 2009, including the Company’s two fiscal years ended December 31, 2002 and 2003, and the subsequent interim periods through the date of this Report, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events.

The Company has provided to LeMaster & Daniels, PLLC, its former independent certifying accountant, a copy of the disclosures contained in this Part II, Item 9 and has requested a letter from LeMaster & Daniels, PLLC, addressed to the Commission, confirming the statements made by the Company in this Item. A copy of such letter is attached to this Report as Exhibit 16.

ITEM 9A(T).

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2007, 2006, 2005, and 2004, the Directors and Executive officers were as follows:

Fiscal Year
Ended
December	Name	Age	Position

2007	Michael A. Kirk	55	President, CEO, Director
	Douglas Greybill	55	Vice President
	Jim Bjorklund	50	Director
	John R. Coghlan	64	Director, CFO, Chairman

2006	Michael A. Kirk	54	President, CEO, Director
	Douglas Greybill	54	Vice President
	Jim Bjorklund	49	Director
	John R. Coghlan	63	Director, CFO, Chairman

2005	Michael A. Kirk	53	President, CEO, Director
	Douglas Greybill	53	Vice President
	Brad Herr	51	Director, CFO

2004	Michael A. Kirk	52	President, CEO, Director
	Douglas Greybill	52	Vice President
	Brad Herr	50	Director, CFO
	Douglas B. Durham	52	Director, Chairman

As of December 31, 2007, Genesis operated with four full-time employees, and a three member Board of Directors. Additional employees will be added as activity levels warrant the addition. The following are brief biographical descriptions of the current Executive Officers and Directors of Genesis.

MICHAEL A. KIRK, President, Chief Executive Officer and Director, age 55, is responsible for the overall management of operations.  Mr. Kirk has held these positions since inception of the company.  He will oversee and be directly involved with buying, underwriting, and secondary marketing. He will also oversee the processing, closing and servicing functions.  Mr. Kirk is a founder of Genesis and has served as President and Director since inception in January, 2002.  Mr. Kirk devotes his full time and energy to the business.

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

DOUGLAS GREYBILL, Vice President, age 55, is primarily responsible for the closing and collection operations of the Company, as well as coordinating the sales of the asset pools to secondary investors.  Mr. Greybill is a full-time employee of the Company, having joined Genesis on March 1, 2002, and served in the capacity of Vice President commencing March 26, 2003.  He is also actively involved in receivable buying and marketing to brokers, and assists in underwriting the receivables and loans, to assure compliance with the requirements of the secondary market investors.

Until joining Genesis in March, 2002, Mr. Greybill served as Vice President of Acquisitions and Secondary Markets for FSB Mortgage, a Little Rock, Arkansas based secondary market investor in seller financed receivables.  FSB hired Mr. Greybill in early 2000 to significantly expend FSB’s presence in the direct purchasing of seller receivables.  Prior to joining FSB, Mr. Greybill was Metropolitan’s Vice President of Capital Markets, responsible for correspondence lending and secondary market sales for three years.  Prior to joining Metropolitan, he was Executive Vice President and Chief Credit Officer for Willamette Savings and Loan, a billion dollar thrift headquartered in Portland, Oregon.

JOHN R. COGHLAN, Director, Chief Financial Officer, Chairman of the Board, age 64, became a Chairman of the Board of Directors on January 2, 2006. Mr. Coghlan is a retired C.P.A.  Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, Mr. Coghlan has been employed by the Coghlan Family Corporation, a privately held family business that manages family investment accounts.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grand children.

Labor Ready, Inc. is an international provider of temporary labor with 769 locations as of March 28, 2003 and annual revenues of $862.7 million for the year ended December 31, 2002.  At the time Mr. Coghlan retired from Labor Ready in 1996, it operated 200 locations and generated $163 million in annual revenues.

JIM BJORKLUND, age 50, has been a Director of Genesis since January 2, 2006.  Mr. Bjorklund is a licensed realtor in the State of Washington, primarily involved in the residential real estate market.  His expertise is working directly with builders and developers in the marketing and selling of their homes.  Mr. Bjorklund is a life-long resident of Spokane, Washington.

BRAD E. HERR, CFO and Director, age 50 in 2004. Mr. Herr served as Director of Genesis since its formation on January 24, 2003 until his resignation on January 2, 2006. Mr. Herr was appointed Chief Financial Officer of the Company on April 1, 2003. Mr. Herr worked for the company on a part time basis spending about 10 hours per week on company business. Mr. Herr graduated from the University of Montana with a Bachelor of Science Degree in Business - Accounting in 1977 and a Juris Doctorate in 1983. Prior to 1993, Mr. Herr practiced law for ten years with several different firms. From 1993 through 1996, Herr practiced law in the firm of Brad E. Herr, P.S. In June 1996, Mr. Herr left the practice of law to join AC Data Systems, Inc. (AC Data) in Post Falls, Idaho, serving as Director of Finance from 1996 through 1998, and as Vice-President Business Development from 1998 through June 2001. AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry. Mr. Herr is licensed to practice law in the states of Washington and Montana. Mr. Herr also maintains inactive status as a Certified Public Accountant in the State of Montana.

DOUGLAS B. DURHAM, age 52 in 2004, was Chairman of the Board of Directors from inception on January 24, 2003 until his resignation on December 31, 2004.  He coordinated capital formation and debt financing activities, monitored weekly financial performance, oversaw all accounting and legal activities, and participated in strategic planning. Mr. Durham was not active in the day to day operations of the business and devoted as much of his time as required to activities as Chairman. Mr. Durham served as Senior Vice-President and National Sales Manager of Production Finance International, LLC, a Spokane-based purchase order finance company specializing in high-risk financing to US-based importers and exporters of pre-sold inventory. Previously, Mr. Durham managed the marketing for a Spokane-based regional factoring company, and prior to that, was a Vice-President and Commercial Lending Officer with 20+ years experience in all facets of commercial lending, including small business and middle market lending, national accounts and correspondent banking. He has an extensive background in traditional and non-traditional financing, accounting and commercial documentation.

AUDIT COMMITTEE, AUDIT COMMITTEE FINANCIAL EXPERT, AND INDEPENDENT DIRECTORS.

At this time, the full board of directors of Genesis serves as the audit committee.

Currently, John R. Coghlan is the Audit Committee Financial Expert.  Mr. Coghlan is a retired CPA and is familiar with generally accepted accounting principles, financial reporting requirements, and internal control procedures.  Mr. Coghlan is also familiar with the functions of the audit committee, and has experience in preparing, analyzing, and evaluating the financial statements of Genesis.

TRANSACTIONS WITH AFFILIATES AND CONFLICTS OF INTEREST.

In all transactions between the Company and an affiliated party, the transaction will be presented to the Board of Directors and may only be approved if (1) if the transaction is on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties and, (2) all of the directors who do not have an interest in the transaction must unanimously approve of the action. We will pay for legal counsel to the independent directors if they want to consult with counsel on the matter. We believe that the requirement for approval of affiliated transactions by disinterested independent directors will assure that all activities of the Company are in the best interest of the Company and its shareholders. As noted above, the Company currently has only one independent director.

We intend to consider investment in other businesses from time to time. When presented with an investment opportunity, we may decline the investment because of the timing, other commitments, size, suitability standards, or any number of other sound business reasons. In such circumstances, it is possible that some or all of our officers and directors may choose to make the investment from personal funds. In order to fulfill their fiduciary responsibilities to the Company and our shareholders, each officer and director is aware that he or she must make business opportunities that are consistent with our business plan available to the company first. If we decline to participate, the individual officers and directors may then participate individually. Beyond the obligation to present opportunities to the Company first, there are no restrictions on participation in business opportunities by our officers and directors.

ITEM 11.

Executive Compensation

Compensation Discussion and Analysis

Our compensation program is designed to attract and retain top quality executive talent, to tie annual and long-term cash and equity incentive compensation to the achievement of measurable Company and individual performance objectives, and to align compensation incentives available to our executives with the goal of creating shareholder value.

Our board of directors has responsibility for approving the compensation arrangements for our executives.  We do not have a standing compensation committee so our board acts in the capacity of a compensation committee. The principal responsibilities of the board of directors in the area of compensation are to establish policies and periodically determine matters involving executive compensation, recommend changes in employee benefit programs, grant or recommend the grant of stock options and stock awards under our individual compensation agreements with employees and provide counsel regarding key personnel selection.

Objectives of our compensation program

The compensation program for our executives is designed to attract, retain and reward talented executives who can contribute to our long-term success and thereby build value for our shareholders.  The program is organized around the following fundamental principles:

Genesis has no employment agreements in place with any employee, including executive officers.  All employment is “at will”. For the fiscal year ending, December 31, 2007, Michael A. Kirk, President, receives a salary of $96,000 per annum, and usual company benefits such as health insurance.  Douglas Greybill, Vice President, receives a salary of $72,000 per annum, and usual company benefits such as health insurance.

The Company has in place an employee bonus program that provides for a “bonus pool” of 10% of the pre-tax net profit that is distributed as shown below.  This bonus pool is computed on a monthly basis.

Michael A. Kirk	50%
Douglas Greybill	25%
Trena Hayes	12.5%
Virginia Walters	12.5%

As of December 31, 2007, the Board of Directors was reviewing the program, with the probable outcome that the program will be discontinued until the Company returns to consistent profitability.

The following table set forth the compensation information on executive officers Michael A. Kirk, Douglas  Greybill, and Brad Herr.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Comp ($)	All other Compensation	Total
Michael Kirk	2007	$96,000	$31,812	-0-	-0-	-0-	-0-	$127,812
	2006	$98,700	$33,610	-0-	-0-	-0-	-0-	$132,310
	2005	$84,000	$ 9,900	-0-	-0-	-0-	-0-	$ 93,900
	2004	$84,000	-0-	-0-	-0-	-0-	-0-	$ 84,000
Douglas Greybill	2007	$72,000	$15,906	-0-	-0-	-0-	-0-	$ 87,906
	2006	$72,000	$18,655	-0-	-0-	-0-	-0-	$ 90,655
	2005	$62,000	$ 4,950	-0-	-0-	-0-	-0-	$ 66,950
	2004	$60,000	$ 9,764	-0-	-0-	-0-	-0-	$ 69,764
Brad Herr	2004	$17,500	-0-	-0-	-0-	-0-	-0-	$ 17,500

Grants of Plan-Based Awards

There were no grants of plan based awards to any executive officer or director during the fiscal year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2007.

Director Compensation

We compensated Jim Bjorklund, a company director, $32,150 in fiscal year 2007 and $8,000 in fiscal year 2006 for his service to the Company.

Meetings and Committees of The Board Of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the board of directors performing these functions as of December 31, 2007, are Michael A. Kirk, John R. Coghlan, and Jim Bjorklund.

Compensation Committee

The board of directors, in its Compensation Committee role, will be responsible for reviewing performance of senior management, recommending compensation, and developing compensation strategies and alternatives for the Company.

Audit Committee

The board of directors, in its Audit Committee role, will be responsible for selecting the Company’s independent auditors, approve the scope of audit and related fees, and review financial reports, audit results, internal accounting procedures, related-party transactions, when appropriate, and programs to comply with applicable requirements relating to financial accountability. The Audit Committees function will include the development of policies and procedures for compliance by the Company and its officers and directors with applicable laws and regulations.  The audit committee has reviewed and discussed the attached audited financial statements with management.  The audit committee has received written disclosures from the independent accountant required by Independence Standard Board Standard No. 1, as amended, as adopted by the PCAOB in Rule 3600T and has discussed the independence of the company’s certifying accountant.  Based on this review and discussion, the board of directors, in its audit committee role, recommended that the audited financial statements be included in this Annual Report.

Nomination and Governance Committee

The board of directors, in its Nomination and Governance Committee role, will be responsible for recommendations to the Board of Directors respecting corporate governance principles; prospective nominees for director; Board member performance and composition; function, composition and performance of Board committees; succession planning; director and officer liability insurance coverage; and director’s responsibilities.

Audit Committee Financial Expert

John R. Coghlan, a retired Certified Public Accountant, is the Company’s audit committee financial expert.

Shareholder Communications

The Company does not currently have a process for security holders to send communications to the Board.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial  owner  of more than 5% of our outstanding  common stock, our directors, and our executive officers  and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending arrangements that may cause a change in control.  However, it is anticipated that there will be one or more changes of control, including adding members of management, possibly involving the private sale or redemption of our principal shareholder's securities or our issuance of additional securities, at or prior to the closing of a business combination.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules,  person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with  respect  to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 7,094,800 shares of common stock outstanding as of December 31, 2007.

Directors, Executive Officers and 5% Shareholders of our Company
	December 31, 2007
	Number	%
Michael Kirk	700,000(1)	9.87%
Doug Greybill	145,000	2.04%
John R. Coghlan	3,342,940	47.12%
Jim Bjorklund	172,000	2.42%
Brad Herr	45,000	0.63%
Directors and executive officers as a group(2)	4,359,940	61.45%

(1) 250,000 shares have been pledge in favor of Coghlan Family Corporation.

(2) Total does not include the 45,000 shares owned by Brad Herr because his was not an officer or director as of December 31, 2007.

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

Coghlan Family Corporation and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John and Wendy Coghlan collectively own 35.65% of Coghlan, LLC and are co-managers.  Genesis Holdings, Inc., is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and director of Genesis Holdings, Inc.  Genesis Financial, Inc. manages the business functions and receivables portfolio, services portfolio loans.  Genesis Holdings, Inc. pays Genesis Financial a One (1%) fee for management and a half (0.5%) fee for loan servicing.

As a result of these affiliations, there are interrelationships between these entities and persons which could create potential conflicts of interest. The Company may see deals from time to time that it may choose not to pursue. The Company may refer or broker these deals to others, including officers, directors, and key employees for funding. This may create real or perceived conflicts of interest if deals funded by officers and directors are also deals that could have been funded by the Company. Management will attempt to deal with such conflicts as they arise but no assurances can be given that the resolution, if any, will be acceptable to the parties involved or, if acceptable, that it will be in the best interests of the shareholders. When appropriate, the Company may bring in outside advisors to assist with conflict resolution to attempt to develop a resolution that is fair to the stakeholders involved.

2004

In April 2004, Genesis Financial, Inc. entered into a management and servicing agreement to manage the funds of Genesis Holdings, Inc., a Washington corporation. Genesis Financial, Inc. was to receive a fee equal to one and one-half percent of the assets managed; which are the assets owned by Genesis Holdings, Inc. commencing on January 1, 2006. Genesis Financial, Inc. does not own any of the outstanding stock of Genesis Holdings, Inc., but the President and Director of Genesis Financial, Inc. is the President of Genesis Holdings, Inc. Genesis Financial, Inc. earned fees under this agreement totaling $53,466, $35,273, $24,315, and $16,073 during the years ended December 31, 2007 through December 31, 2004, respectively.

In 2004, the Company issued 1,000,000 shares of Series A Preferred Stock bearing a stated value of $1.00 per share and a cumulative preferred dividend rate of 4% per annum. The Series A Preferred shares were convertible to common stock at a conversion rate of $1.00 per share or 1,000,000 shares in the aggregate. The Series A Preferred shares were purchased by John R. Coghlan, a principal shareholder and director of the Company. Preferred stock dividends of $20,000, $40,000, and $15,000 were paid during the years ended December 31, 2004, 2005, and 2006 respectively. On June 2, 2006, the 1,000,000 shares of Series A Preferred Stock were converted to 1,000,000 shares of common stock.

At December 31, 2004, the Company had a $2,000,000 Line of Credit (“LOC”) Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by John Coghlan, a director and majority shareholder of the Company. The interest rate on the line is 8% per annum, a term of 12 months, and an origination fee of 1% or $20,000. The outstanding balance at December 31, 2004 was $2,899,938, which included a special advance of $900,000. The credit line is collateralized by all of the Company’s assets but is subordinate to lines of credit with banks. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Mr. Coghlan. Subsequent to December 31, 2004, the line of credit was renewed for $2,500,000 with the same terms. The line was renewed each subsequent year with the same terms.

Cogland Family Corporation

During fiscal year ending December 31, 2004, the Company sold Coghlan Family Corporation interests in three residential notes receivable totaling $112,575.

During fiscal year ending December 31, 2004, the Company sold Coghlan Family Corporation an interest in a $100,000 business loan originated by Genesis Financial.

Coghlan, LLC

During fiscal year ending December 31, 2004, the Company sold Coghlan, LLC a book royalty interest for $87,736.

During fiscal year ending December 31, 2004, the Company sold Coghlan, LLC an interest in a land contract receivable for $100,000.

John R. Coghlan

During fiscal year ending December 31, 2004, the Company sold John R. Coghlan an interest in a commercial note receivable for $165,000.

Genesis Holdings, Inc.

During fiscal year ending December 31, 2004 Genesis Holdings, Inc. purchased  three commercial property notes receivable from the Company totaling  $136,138, three land contracts receivable totaling $88,576, 27 residential property notes receivable totaling $973,935.

2005

Coghlan Family Corporation

During fiscal year ending December 31, 2005, the Company sold Coghlan Family Corporation eighteen residential notes receivables totaling $673,466, two land sale contracts receivable totaling $165,559 and three commercial property notes receivable totaling $213,925.

During fiscal year ending December 31, 2005, the Company sold Coghlan Family Corporation an interest in a $500,000 business loan originated by the Company.

On December 19, 2005, Coghlan Family Corporation approached the Company to participate in a $750,000 loan to PowerCold Corporation. Coghlan Family Corporation advanced $500,000 and temporarily expanded the Company's line so that the Company could contribute the other $250,000. On March 27, 2006, Coghlan Family Corporation purchased the $250,000 note from the Company which was applied to the Line of Credit, reducing it below the $2,500,000 limit.

Coghlan, LLC

During fiscal year ending December 31, 2005, the Company sold Coghlan, LLC an interest in one land sale contract receivable for $50,000, one interest in a residential note receivable totaling $50,000 and interests in four commercial notes receivable totaling $239,250.

Genesis Holdings, Inc.

During fiscal year ending December 31, 2005, the Company sold Genesis Holdings interests in two land sale contracts receivable totaling $75,000, interests in five commercial properties totaling $1,087,476, and interests in nine residential property notes receivable totaling $324,231.

2006

Coghlan Family Corporation

During fiscal year ending December 31, 2006, the Company sold Coghlan Family Corporation interests in three land sale contract notes receivables totaling $2,100,000, and one commercial property note receivable totaling $200,000.

During fiscal year ending December 31, 2006, the Company sold Coghlan Family Corporation an $85,000 interest in a business loan originated by Genesis Financial and an interest in a personal loan totaling $50,000.

Coghlan, LLC

During fiscal year ending December 31, 2006, the Company sold Coghlan, LLC an interest in one land contract receivable for $200,000, and interests in two commercial notes receivable totaling $100,000, and an interest in personal loan totaling $200,000.

John R. Coghlan

During fiscal year ending December 31, 2006, the Company sold John Coghlan an interest in one land sale contract note receivable for $80,000.

At August 24, 2006, the Company obtained a Line of Credit for $1,000,000 from RiverBank and was personally guaranteed by John and Wendy Coghlan.

Valencia LLC

On September 6, 2006, the Company received a payment of $35,027.99 from Valencia LLC.  That payment represented the Company's 52.5% portion of the $66,719.99 proceeds from a wetlands bank credit sale.

Valencia LLC

On October 26, 2006, the Company received a payment of $10,602.90 from Valencia LLC.  That payment represented the Company's 52.5% portion of the $20,196.00 proceeds from a wetlands bank credit sale.

Genesis Holdings, Inc.

During fiscal year ending December 31, 2006, the Company sold Genesis Holdings, Inc. interests in, four land sale contract receivable totaling $495,798, seven commercial property notes receivable totaling $1,764,926, ten residential property notes receivable totaling $425,390

2007

On February 17, 2006, Jim Bjorklund, a company director, exercised 4,000 common stock options and purchased 4,000 common shares for $4,800.

On April 18, 2007, Michael Kirk, Company President, CEO  and director exercised common stock options and purchased 300,000 common shares for $180,000.

On April 18, 2007, Douglas Greybill, a Company Vice President, exercised common stock options and purchased 230,000 common shares for $138,000.

On April 18, 2007, John Coghlan, a Company director and affiliate shareholder, exercised common stock options and purchased 100,000 common shares for $60,000.

Coghlan Family Corporation

During fiscal year ending December 31, 2007, the Company sold Coghlan Family Corporation interests in two land sale contract notes receivable totaling $300,000, two residential property notes receivable totaling $119,600 and one commercial property note receivable totaling $220,000.

During fiscal year ending December 31, 2007, the Company sold Coghlan Family Corporation an interest in a business loan originated by Genesis Financial and an interest in a personal loan totaling $125,000.

Coghlan, LLC

During fiscal year ending December 31, 2007, the Company sold Coghlan, LLC interests in two land contract receivable for $800,000.

John R. Coghlan

During fiscal year ending December 31, 2007, the Company sold John Coghlan an interest in two land sale contract note receivable for $180,000 and an interest in one commercial property note receivable totaling $50,000.

Genesis Holdings, Inc.

During fiscal year ending December 31, 2007, the Company sold Genesis Holdings, Inc. interests in three land sale contract receivable totaling $320,000, two residential property notes receivable totaling $214,273, and an interest in one personal loan totaling $50,000.

Director Independence

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on NASDAQ.

ITEM 14.

Principal Accounting Fees and Services.

DeCoria, Maichel, Teague, P.S. has served as our registered independent accountants since January, 2009 and has audited the financial statements for the years ended December 31, 2007, 2006, 2005, and 2004.

The following table presents fees for professional audit services rendered by DeCoria, Maichel, Teague for the audit or review of Genesis’ financial statements for the years ended December 31, 2007, 2006, 2005, and 2004, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2007	2006	2005	2004
Audit Fees	$20,000	$20,000	$20,000	$20,000
Audit Related	-0-	-0-	-0-	-0-
Tax Fees	-0-	-0-	-0-	-0-
All other Fees	-0-	-0-	-0-	-0-
Total Fees	$20,000	$20,000	$20,000	$20,000

(1)Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.  Above fees are estimates and may vary.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during the periods 2004 through 2007 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

(a) List Financial Statements filed as a part of this Annual Report

Description

Page No.

Report of Independent Registered Public Accounting Firm

34

Balance Sheets

35

Statements of Operations

36

Statements of Changes in Stockholders' Equity

37

Statements of Cash Flows

39

Notes to Consolidated Financial Statements

40

(b) Exhibits

Exhibit No.	Description

10.1	Management and Loan Servicing Agreement dated April 16, 2004
10.2	Promissory Note with American West Bank dated October 14, 2004
10.3	Warehousing Line of Credit Promissory Note dated April 18, 2006
10.4	Promissory Note with Riverbank dated August 23, 2006

14	Form of Code of Ethical Conduct, adopted April 21, 2010
16	Letter from LeMaster & Daniels, PLLC regarding change of certifying accountant
23.1	Consent of Auditor, LeMaster & Daniels, PLLC

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO
32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 – CEO
32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 - CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 21, 2010

Genesis Financial, Inc.

(Registrant)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: President and Chief Executive Officer

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chairman and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 21, 2010

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: President, CEO, Director

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chairman, CFO, Director