Form 10-Q
period 2008-03-31
GENESIS FINANCIAL INC
filed 2010-05-26
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2008

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number:  333-103331

Genesis Financial, Inc.

(Name of Small Business Issuer in its Charter)

Washington	03-0377717
(State of Incorporation)	(IRS Employer Identification No.)

12314 E. Broadway, Spokane Valley, WA	99216
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (509) 462-1468

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] (See Explanatory Note)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer [ ], Accelerated filer [ ], Non-accelerated filer [ ], Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 29, 2010 we had 6,707,108 shares of common stock issued and outstanding.

EXPLANATORY NOTE:  The registrant filed a Comprehensive 10-K report on April 23, 2010 for the periods ending December 31, 2004, 2005, 2006 and 2007.  This Comprehensive 10-K deviated from the Section 15(d) requirements in that it condensed annual and quarterly reports for multiple years into a single comprehensive report.  The SEC Staff did not object to the registrant’s request to file the comprehensive 10-K report.

Table of Contents

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

16

Item 4T. Controls and Procedures.

16

PART II - OTHER INFORMATION

17

Item 1.  Legal Proceedings.

17

Item 1A. Risk Factors

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4.  Removed and Reserved.

17

Item 5.  Other Information.

17

Item 6.  Exhibits

17

SIGNATURES

18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets

	March 31,	December 31,
	2008	2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,370	$165,174
Interest and other receivables	580,890	258,449
Inventories, lower of cost or market:
Contracts	6,668,163	5,313,639
Real estate	1,522,648	2,766,810
Subtotal	8,190,811	8,080,449
Less allowance	(58,500)	(795,900)

Net inventories	8,132,311	7,284,549
Income taxes receivable	10,000	134,694

Total current assets	8,728,571	7,842,866
Deferred income taxes	-	5,260
Investment in securities available for sale	377,172	417,923
Other assets	2,680	2,680
Total assets	$9,108,423	$8,268,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$2,500,000	$2,000,000
Line of credit, bank	1,000,000	1,150,000
Other current liabilities	1,022,411	689,846
Total current liabilities	4,522,411	3,839,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value: 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000,000 authorized,
6,828,648 and 7,094,800 issued and outstanding,
respectively	6,829	7,095
Additional paid-in capital	4,055,915	4,235,649
Retained earnings	545,688	167,808
Accumulated other comprehensive income (loss)	(22,420)	18,331
Total stockholders’ equity	4,586,012	4,428,883

Total liabilities and stockholders' equity	$9,108,423	$8,268,729

See accompanying notes to financials statement.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

	Three Months Ended March 31,
	2008	2007
REVENUE:
Contract sales revenues		$305,000
Cost of contracts sold		322,573
Net gain (loss) on sales of contracts		(17,573)
Interest, processing and other income	$379,907	285,116
Broker fee income	263,917	304,174
Total revenues	643,824	571,717

EXPENSES:
Provision for losses	75,000	75,000
Compensation and related expenses	88,231	117,210
Interest expense, related party	53,651	39,451
Interest expense, other	33,093	26,992
Office occupancy	15,302	9,494
Other operating expenses	10,667	61,094
Total operating expenses	275,944	329,241

NET INCOME FROM OPERATIONS	367,880	242,476

OTHER INCOME:
Gain on sale of investment securities	-	134,224

NET INCOME BEFORE INCOME TAXES	367,880	376,700

INCOME TAXES	10,000	85,000

NET INCOME	$357,880	$291,700

BASIC AND DILUTED EARNINGS
INCOME PER SHARE	$0.05	$0.04
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	6,955,315	6,491,872

See accompanying notes to financials statement.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES	$(329,804)	$(31,130)

CASH FLOWS FROM INVESTING ACTIVITIES	-	39,675

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(180,000)	-
Proceeds from sale of common stock		30,000
Borrowings (repayment) line of credit with affiliate, net	500,000	-
Borrowings (repayment) line of credit with bank, net	(150,000)	(539,834)
	170,000	(509,834)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(159,804)	(501,289)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	165,174	1,001,707

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$5,370	$500,418

See accompanying notes to financials statement.

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2008

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the years ended December 31, 2007, 2006, 2005, and 2004.

Summary of Significant Accounting Policies

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

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2008

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

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2008

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

NOTE 2 – INVENTORIES:

The Company's real estate inventory balances consisted of the following:

	March31,	December 31,
	2008	2007
Residential properties	$229,897	$479,329
Commercial properties	400,000	745,222
Land properties	892,752	1,321,744
Acquisition costs		220,515
Total	$1,522,649	$2,766,810

Loss Allowance:

The activity in the Company's loss allowance account for the three month period consisted of the following: consisted of the following:

March 31,
2008
Beginning balances	$795,900
Additions	75,000
Writeoffs	(812,400)
Ending balances	$58,500

The Company did a carrying value analysis of their portfolio during the quarter ended March 31, 2008 and added $75,000 to the reserve account.  The Company wrote off contracts totaling $812,400 in the quarter ended March 31, 2008.

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2008

NOTE 3 - RELATED PARTY TRANSACTIONS:

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

Genesis Financial, Inc. had the following related party transactions for the quarter ending March 31, 2008 and the year ended December 31, 2007.

Quarter Ended March 31, 2008:

Mike Kirk and Genesis Finance Corporation

On January 2, 2008, the Company repurchased 200,000 common shares from Mike Kirk for a purchase price of $150,000 in connection with a corporate stock repurchase plan.

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Warehousing Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 million line of credit (see note 4).  The rate of interest was One (1%) percent over the Prime Rate of interest quoted on the first day of the month prior to the payment date. Interest is payable monthly. The Company paid a commitment fee of One Half of One Percent (1/2%) aggregating $12,500.  The Company was permitted to request advances from time to time.  The note is secured by a first lien position on all Company assets.  Mike Kirk personally guaranteed the note.  If the Company defaults on the Agreement, default interest rate will be Twelve (12%) per annum.

.

Coghlan, LLC

On February 27, 2008 Coghlan, LLC purchased interests in one commercial property note receivable for $100,000.

Year Ended December 31, 2007:

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

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2008

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

Genesis Holdings, Inc.

During fiscal year ending December 31, 2007, the Company sold Genesis Holdings, Inc. interests in three land sale contract receivable totaling $320,000, two residential property notes receivable totaling $214,273, and an interest in one personal loan totaling $50,000

NOTE 4 — LINE OF CREDIT:

At March 31, 2008, the Company had a $1,000,000 Line of Credit with RiverBank with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1% total 8.25%.  The line has a term of 12 months, and an origination fee of 1%, or $10,000.  The outstanding balance at March 31, 2007 was $1,150,000.  The RiverBank line of credit is senior to the CFC line of credit and is secured by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At March 31, 2008, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is 8% per annum with an origination fee of 1% or $20,000. The outstanding balance at December 31, 2007 was $2,500,000.  The credit line is secured by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0.    Borrowings under the line are personally guaranteed by an officer of the Company. Subsequent to December 31, 2007, the line of credit was renewed for $2,500,000 with the same terms.

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2008

NOTE 5 – SUBSEQUENT EVENTS

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

Effective January 1, 2009, Genesis Financial, Inc. outsourced its day-to-day management and servicing operations to Genesis Finance Corporation (GFC), an affiliated company solely owned by Michael A. Kirk.  GFI pays a combination management and servicing fee of $6,000 per month to GFC for these services. This arrangement resulted in material monthly savings to GFI in operational expenses.  In addition to the monthly management fee, GFC will retain any spread income generated from those investor-owned deals they assumed the management of.  The Company’s forward focus is to keep expenses to a minimum, while reducing debt as they work through the problem delinquencies and repossessions.  Their business focus has shifted from the commercial hard money loans to the acquisitions of seller financed real estate receivables.

Effective January 1, 2009, Director and majority shareholder, John R. Coghlan, was appointed Co-President and Chairman of the Board of Genesis Financial, Inc.  Michael A. Kirk was appointed Co-President, CEO, and Director of the Company, and James Bjorklund remained a Director.  Douglas Greybill left the Company.

In May, 2010 Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per to accredited investors.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts cash and cash equivalents, inventories – contracts, investments in securities available for sale, and lines of credits approximate their fair value because of the short maturity or holding period of these instruments.

Effective January 1, 2008, accounting principles require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The new accounting principles establish a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level input that is significant to the fair value measurement. Inputs are prioritized into three levels that may be used to measure fair value:

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2008

Level 1: applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: applies to assets or liabilities for which there are inputs other than quoted prices that are observed for the asset to liability such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active market); or model-derived valuation in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

At March 31, 2008, our financial instrument measured at fair value on a recurring basis consists of investments in securities available for sale which is measured using Level 1 inputs.

NOTE 7 – LEGAL PROCEEDINGS

In June, 2008 three members of Valencia, LLC filed suit against Genesis Financial, Inc., Valencia LLC and both LLC managers Michael A. Kirk and Brad E. Herr. The suit alleged that although Kirk and Herr, (the Company’s former CFO) had acquired a majority approval of a settlement, the magnitude of the settlement that occurred during 2007 required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of a settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest; which had no carrying value, amongst the Valencia LLC members.  In addition, Genesis was reimbursed for $25,000 of their legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiffs from future credit sales.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

When used in this Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Background

Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate contracts ("contracts"), and originating commercial real estate hard money loans. We purchase contracts at a discount and hold them in inventory for a relatively short period to provide seasoning and value appreciation. After the holding period, we sell the contracts. We expect to derive operating revenues from resale’s of contracts at a profit, and from interest income derived from contracts during the holding period. We originate commercial real estate loans and sell the loans, or participations in those loans, to accredited private investors.  From time to time, we also consider other forms of cash flow instruments when warranted. Additional details about our business are set forth in our Annual Report on Form 10-K.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

The purpose of this section is to discuss and analyze our financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the financial statements and notes that appear elsewhere in this Quarterly Report on Form 10-Q. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Disclosure Regarding Forward-Looking Statements" in this Quarterly  Report on Form 10-Q.

PLAN OF OPERATIONS

Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception. We are not yet funded to a level that allows holding of significant amounts of contracts and loans.  As a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets. Through the first three months of 2008, we were the disappearance of the secondary markets has required the Company to make some adjustments. We are either holding these contracts in inventory, or selling them individually as opportunities arise. We will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed and profitability will be negatively impacted.

Over the past couple of years, we have seen an increase in delinquencies, resulting in increased costs of collection and litigation. The increase in delinquencies has also resulted in an increase in repossessions.  These repossessions tie up capital until the collateral properties can be resold, and require additional capital to maintain the properties during the holding period until a sale can be achieved.  In addition, if property values continue to decline, our ability to recoup the value of our receivables through a resale of the property will be adversely affected.  If real estate market values continue to decline, our growth plans will be delayed and profitability will be negatively impacted.

RESULTS OF OPERATIONS

Quarter ended March 31, 2008 compared to quarter ended March 31, 2007.

Revenues

Total revenues for the quarter ending March 31, 2008 was $643,824 compared to $571,717 for the same quarter March 31, 2007.   The majority of revenue was generated from interest and broker fee income.

During the quarter ended March 31, 2008, we did not sell any contracts and real estate properties. For the quarter ended March 31, 2007 we sold $305,000 of contracts and real estate properties.  The cost of sales, generating gross profits from contract sales and real estate properties was $322,573 for the quarter ending March 31, 2007.

Our ending inventory for the quarters ending March 31, 2008 and 2007 consisted of contracts and real estate properties with a cost basis of $8,190,811 and $6,410,876, respectively.

We also earned $379,907, and $285,116, respectively of interest, processing and other income, and $263,917 and $304,174, respectively, in broker and contract extension fees.

Net aggregate total revenues for the quarters ending March 31, 2008 and 2007 were $643,824 and $571,717, respectively, generating net income from operations of $367,880 and $242,476, respectively for each quarter.

Of the contracts held in inventory at March 31, 2008 and 2007, contracts with aggregate values of $2,331,526, and $127,306, respectively, were in payment default. We believe this increase in defaults was related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) quarters ended March 31, 2008 and 2007, were $114,200 and $187,798, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, and maintenance.  The period over period increases and (decreases) for the fiscal quarters ended March 31, 2008 and 2007 were $73,598 and $61,697, respectively. The primary reasons for the changes were increased legal expenses due to the Valencia, LLC lawsuit (see Item 1).

Interest Expense

For the quarters ending March 31, 2008 and 2007, interest expense amounted to $86,744 and $66,443, respectively.

Interest expense was incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

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

We consider the terms of the lines of credit to be acceptable. As of March 31, 2008 and 2007, the balances on the lines of credit were $3,500,000 and $2,460,104, respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit for the quarters ending March 31, 2008 and 2007, were $1,039,896 and ($910,924), respectively.

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

At March 31, 2008 and December 31, 2007, we had cash available of $5,370 and $165,174, respectively, and $0 and $350,000, respectively available under our lines of credit.

At March 31, 2008, we operated under two lines of credit:

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

Pursuant to the terms of our line of credit agreements with our primary line of credit holder, RiverBank (RB), an unaffiliated lender, we have provided RB with a blanket security agreement in all of our assets. The security agreement will remain in place so long as amounts are RB under the line of credit. Our contract and loan inventory represented the primary asset that secured the RB loan. In the event of default on the line, RB will be in a position to foreclose their security interest in any or all of our assets, up to the balance due on the line plus interest and costs.  Our secondary line of credit with Coghlan Family Corporation (CFC) also provides guarantees of performance on the primary lines of credit, as well as guarantees of size limits on the amounts of the lines of credit on the secondary lines of credit.

Pursuant to the terms of our lines of credit with our secondary line of credit holder, Coghlan Family Corporation (CFC), an affiliated company, we have provided CFC with a blanket security agreement in all our assets, junior only to the primary line of credit holder blanket security agreement.  The security agreement will remain in place so long as amounts are due CFC under the line of credit.  Our contract and loan inventory represents the primary asset that secured the CFC loan.  In the event of default on the line, CFC will be in a position to foreclose their security interest in any and all of our assets, up to the balance due on the line, plus interest and costs, plus the amount necessary to pay off the primary line of credit holders.

Our capital resources have occasionally been strained, but were adequate to fund our operations at a reasonable level during the quarter covered by this Quarterly Report. We have paid close attention to our contract purchases and loans and maintained our funding requirements within our available resources. We were able to control our funding rate by adjusting our pricing, tightening our underwriting, and/or discontinuing certain product lines. The strains on our capital have been largely caused by increased litigation expenses, as well as increased repossession maintenance, holding and resale costs, coupled with lower resale values. We received  interest and principle reductions (typically monthly) on contracts and loans we held in inventory pending sale, and the interest rate spread between the cost of our lines of credit, or the participation sales to private investors, and our weighted average contract yield provided operating capital which sustained our operations during the reported periods.  The origination fees generated from the commercial loans contributed additional operating capital. We would require an increase in our capital base, and an improvement in the real estate markets, in order to grow the company, and improve profitability.  Until such time as that happens, we expect to see our asset base continue to decline in both size and value, and capital resources to remain strained.

In May, 2010 Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per to accredited investors.

For the fiscal periods ending March 31, 2008 and March 30, 2007, our net cash used in operating activities was $329,804 and $31,130, respectively.  The reason for the increase/decrease was increased in legal expenses, increased holding and maintenance expenses and increased interest expense.

During these periods our net cash provided by investing activities was $0 and $39,675, respectively.  The reason for the increase/decrease was no purchases of investments were made in 2008.

During these periods our net cash provided by financing activities was $170,000 and ($509,834), respectively.  The reason for the increase/decrease was our credit lines were at their maximum limits.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to Smaller Reporting Companies

Item 4T. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In June, 2008, three members of Valencia, LLC filed suit against Genesis Financial, Inc., Valencia LLC, Michael A. Kirk, LLC manager and Brad E. Herr, LLC co-managers.  The suit alleged that although Kirk and Herr had acquired a majority approval of the settlement, the magnitude of the settlement required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of the settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest amongst the Valencia LLC members.  In addition, Genesis was reimbursed for $25,000 of their legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiffs from future credit sales.

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None

Item 6.  Exhibits

(a) Exhibits

Exhibit No.

Description

31.1

CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2010

Genesis Financial, Inc.

(Registrant)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: President and Chief Executive Officer

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chief Financial Officer

18