Form 10-Q
period 2008-06-30
GENESIS FINANCIAL INC
filed 2010-05-26
CIK 1183082

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2008

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

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

16

Item 4T. Controls and Procedures.

16

PART II-OTHER INFORMATION

18

Item 1.  Legal Proceedings.

18

Item 1A. Risk Factors

18

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

18

Item 3.  Defaults upon Senior Securities.

18

Item 4.  Removed and Reserved.

18

Item 5.  Other Information.

18

Item 6.  Exhibits

18

SIGNATURES

19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets

	June 30,	December 31,
	2008	2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,237	$165,174
Interest and other receivables	536,414	258,449
Inventories, lower of cost or market:
Contracts	4,966,790	5,313,639
Real estate	2,596,287	2,766,810
Subtotal	7,563,077	8,080,449
Less allowance	(133,500)	(795,900)
Net inventories	7,429,577	7,284,549

Income taxes receivable	-	134,694
Total current assets	7,987,228	7,842,866

Deferred income taxes	-	5,260
Investment in securities available for sale	306,694	417,923
Other assets	2,680	2,680
Total assets	$8,296,602	$8,268,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$2,500,000	$2,000,000
Line of credit, bank	903,500	1,150,000
Other current liabilities	646,536	689,846
Total current liabilities	4,050,036	3,839,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value: 10,000,000 authorized		-
Common stock, $.001 par value, 100,000,000 authorized,
6,777,748 and 7,094,800 issued and outstanding,
respectively	6,777	7,095
Additional paid-in capital	4,007,217	4,235,649
Retained earnings	380,963	167,808
Accumulated other comprehensive income (loss)	(148,391)	18,331
Total stockholders’ equity	4,246,566	4,428,883

Total liabilities and stockholders' equity	$8,296,602	$8,268,729

See accompanying notes to the financial statement.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Contract sales revenues	$-	$368,621	$-	$673,621
Cost of contracts sold	-	230,785	-	553,358
Net gain on sales of contracts		137,836		120,263
Interest and other income	82,327	292,811	462,234	577,927
Broker processing fees	42,921	326,886	306,838	631,060
Total revenues	125,248	757,533	769,072	1,329,250

EXPENSES:
Provision for losses	75,000	294,186	150,000	369,186
Compensation and related expenses	88,950	107,929	177,181	225,139
Interest expense, related party	37,911	38,586	91,562	78,037
Interest expense, other	30,348	33,024	63,441	60,016
Office occupancy	15,317	9,533	30,619	19,026
Other operating expenses	29,868	32,992	40,535	94,087
Total operating expenses	277,394	516,250	553,338	845,491

NET INCOME FROM OPERATIONS	(152,146)	241,283	215,734	483,759

OTHER INCOME (LOSS):
Gain (loss) on sales of securities	2,279		2,279	134,224
	2,279	-	2,279	134,224

NET INCOME (LOSS) BEFORE INCOME TAXES	(149,867)	241,283	218,013	617,983

INCOME TAXES	-	84,300	10,000	169,300

NET INCOME (LOSS)	$(149,867)	$156,983	$208,013	$448,683

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$(0.02)	$0.02	$0.03	$0.06
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	6,805,571	6,966,556	6,880,029	7,095,000

	See accompanying notes to the financial statement.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES	$(178,687)	$(1,474,247)

CASH FLOW FROM INVESTING ACTIVITIES	10,000	39,675

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	(228,750)	-
Sale of common stock		438,000
Borrowings (repayment) line of credit with affiliate, net	500,000	62
Borrowings (repayment) line of credit with bank, net	(246,500)	500,000
	24,750	938,062

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(143,937)	(496,510)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	165,174	1,001,707

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$21,237	$505,197

See accompanying notes to the financial statement.

Genesis Financial, Inc.

Notes to Financial Statements

June 30,2008

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

June 30,2008

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

June 30,2008

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

NOTE 2 — INVENTORIES:

Real Estate:

The Company's real estate inventory balances consisted of the following:

	June 30,	December 31,
	2008	2007
Residential properties	$1,003,536	$479,329
Commercial properties	400,000	745,222
Land properties	1,192,751	1,321,744
Acquisition costs	-	220,515
Total	$2,596,287	$2,766,810

Loss Allowance:

The activity in the Company's loss allowance account for the six month period  consisted of  the following:

June 30,
2008
Beginning balances	$795,900
Additions	150,000
Writeoffs	(812,400)
Ending balances	$133,500

The Company did a carrying value analysis of their portfolio during the quarter ending June 30, 2008 and added $75,000 to the reserve account. The company wrote off contracts totaling $812,400 in the quarter ended June 30, 2008.

Genesis Financial, Inc.

Notes to Financial Statements

June 30,2008

NOTE 4 — RELATED PARTY TRANSACTION:

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

Genesis Financial, Inc. had the following related party transactions for the six months ending June 30, 2008 and the year ended December 31, 2007.

Six Months Ended June 30, 2008:

Michael A. Kirk and Genesis Finance Corporation

On January 2, 2008, the Company repurchased 200,000 common shares from Michael A. Kirk, company president for a purchase price of $150,000 in connection with a corporate stock repurchase plan.

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Warehousing Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 Million Dollar line of credit.  The rate of interest was One (1%) percent over the Prime Rate of interest quoted on the first day of the month prior to the payment date. Interest is payable monthly. The company paid a commitment fee of One Half of One Percent (1/2%) aggregating $12,500.  The company was permitted to request advances from time to time.  The note is secured by a first lien position on all Company assets.  Michael A. Kirk personally guaranteed the note.  If the Company defaults on the Agreement, default interest rate will be Twelve (12%) per annum.  A copy of the Agreement is attached as Exhibit 10.1

On April 11, 2008 CFC purchased interests in two commercial property notes receivable totaling $75,000.

Coghlan, LLC

On February 27, 2008 Coghlan, LLC purchased an interest in one commercial property note receivable for $100,000.

Genesis Holdings, Inc.

On June 19, 2008, Genesis Holdings, Inc. purchased interests in a land sale contract for $50,000.

Year Ended December 31, 2007:

On February 17, 2006, Jim Bjorklund, a Company Director, exercised common stock options and purchased 4,000 common shares for $4,800.

On April 18, 2007, Michael A. Kirk, Company President, CEO and Director exercised common stock options and purchased 300,000 common shares for $180,000.

Genesis Financial, Inc.

Notes to Financial Statements

June 30,2008

On April 18, 2007, Douglas Greybill, a Company Vice President, exercised common stock options and purchased 230,000 common shares for $138,000.

On April 18, 2007, John Coghlan, a Company Director and affiliate shareholder, exercised common stock options and purchased 100,000 common shares for $60,000.

Coghlan Family Corporation

During fiscal year ending December 31, 2007, the Company sold Coghlan Family Corporation interests in two land sale contract note receivables totaling $300,000, two residential property note receivables totaling $119,600 and one commercial property note receivable totaling $220,000.

During fiscal year ending December 31, 2007, the Company sold Coghlan Family Corporation an interest in a business loan originated by Genesis Financial and an interest in a personal loan totaling $125,000.

Coghlan, LLC

During fiscal year ending December 31, 2007, the Company sold Coghlan, LLC interests in two land sale contract receivables for $800,000.

John R. Coghlan

During fiscal year ending December 31, 2007, the Company sold John R. Coghlan interests in two land sale contract receivables for $180,000 and an interest in one commercial property note receivable totaling $50,000.

Genesis Holdings, Inc.

During fiscal year ending December 31, 2007, the Company sold Genesis Holdings, Inc. interests in three land sale contract receivables totaling $320,000, interests in two residential property note receivables totaling $214,273, and an interest in one personal loan totaling $50,000

NOTE 5 — LINE OF CREDIT:

At June 30, 2008, the Company had a $1,000,000 Line of Credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, totaling 8.25%.  The line has a term of 12 months, and an origination fee of 1%, or $10,000.  The RiverBank line of credit is senior to the CFC line of credit and is secured by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. The outstanding balance at June 30, 2008 and December 31, 2007 was $903,500 and $1,150,000, respectively.

At June 30, 2008, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is 8% per annum with an origination fee of 1/2% or $12,500. The credit line is secured by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company. Subsequent to December 31, 2007, the line of credit was renewed for $2,500,000 with the same terms. The outstanding balance at June 30, 2008 and December 31, 2007 was $2,500,000 and $2,000,000, respectively.

Genesis Financial, Inc.

Notes to Financial Statements

June 30,2008

NOTE 6 – SUBSEQUENT EVENTS

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

Effective January 1, 2009, Genesis Financial, Inc. outsourced its’ day-to-day management and servicing operations to Genesis Finance Corporation (GFC), an affiliated company solely owned by Michael A. Kirk.  GFI pays a combination management and servicing fee of $6,000 per month to GFC for these services. This arrangement resulted in material monthly savings to GFI in operational expenses.  In addition to the monthly management fee, GFC will retain any spread income generated from those investor-owned deals they assumed the management of.  The Company’s forward focus is to keep expenses to a minimum, while reducing debt as they work through the problem delinquencies and repossessions.  Their business focus has shifted from the commercial hard money loans to the acquisitions of seller financed real estate receivables.

Effective January 1, 2009, Director and majority shareholder, John R. Coghlan, was appointed Co-President and Chairman of the Board of Genesis Financial, Inc.  Michael A. Kirk was appointed Co-President, CEO, and Director of the Company, and James Bjorklund remained a Director.  Douglas Greybill left the Company.

In April, 2010 Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per to accredited investors.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts cash and cash equivalents, inventories – contracts, investments in securities available for sale, and lines of credits approximate their fair value because of the short maturity or holding period of these instruments.

Fair Value Measures

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

June 30,2008

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

At June 30, 2008, our financial instrument measured at fair value on a recurring basis consists of investments in securities available for sale which is measured using Level 1 inputs.

NOTE 8 – LEGAL PROCEEDINGS

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

PLAN OF OPERATIONS

Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception. We are not yet funded to a level that allows holding of significant amounts of contracts and loans.  As a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets. Through the first six months of 2008, the disappearance of the secondary market has required the Company to make some adjustments. We are either holding these contracts in inventory, or selling them individually as opportunities arise. We will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed and profitability will be negatively impacted.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2008 compared to quarter ended June 30, 2007.

Revenues

Total revenues for the quarter ending June 30, 2008 was $125,248 compared to $757,533 for the same quarter June 30, 2007.   The majority of revenue was generated from interest and broker fee income.

During the quarter ended June 30, 2008, we did not sell any contracts and real estate properties. For the quarter ended June 30, 2007 we sold $368,621 of contracts and real estate properties.  The cost of sales, generating gross profits from contract sales and real estate properties was $230,785 for the quarter ending June 30, 2007.

Our ending inventory for the quarters ending June 30, 2008 and 2007 consisted of contracts and real estate properties with a cost basis of $7,563,077and $8,386,450, respectively.

We also earned $82,327, and $292,811, respectively of interest, processing and other income, and $42,921 and $326,886, respectively, in broker and contract extension fees.

Net aggregate total revenues for the quarters ending June 30, 2008 and 2007 were $125,248 and $757,533, respectively, generating net income (loss) from operations of ($152,146) and $241,283, respectively for each quarter.

Of the contracts held in inventory at June 30, 2008 and 2007, contracts with aggregate values of $1,794,792 and $125,810, respectively, were in payment default. We believe this increase in defaults was related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) quarters ended June 30, 2008 and 2007, were $134,135 and $150,454, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, and maintenance.  The year over year increases and (decreases) for the fiscal quarters ended June 30, 2008 and 2007 were ($16,319) and $7,708, respectively. The primary reasons for the changes were reduced legal expenses.

Interest Expense

For the quarters ending June 30, 2008 and 2007, interest expense amounted to $68,259 and $71,610, respectively.

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

We consider the terms of the lines of credit to be acceptable. As of June 30, 2008 and 2007, the balances on the lines of credit were $3,403,500 and $3,150,000, respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit for the quarters ending June 30, 2008 and 2007, were $96,500 and $197,629, respectively.

Six Months ended June 30, 2008 compared to six months ended June 30, 2007.

Revenues

Total revenues for the quarter ending June 30, 2008 was $769,072 compared to $1,329,250 for the same period June 30, 2007. The majority of revenue was generated from interest and broker fee income.

During the six months ended June30, 2008, we sold $ - 0 - of contracts and real estate properties compared to $673,621 for the six months ended June 30, 2007.  The cost of sales, generating gross profits from contract sales and real estate properties was $-0- for the nine months ended June 30, 2008 as compared to $553,358 for the six months ended  June 30, 2007.

Our ending inventory for the six months ending June 30, 2008 and 2007 consisted of contracts and real estate properties with a cost basis of $7,563,077 and $8,386,450, respectively.

We also earned $462,234, and $577,927, respectively of interest, processing and other income, and $306,838 and $631,060, respectively, in broker and contract extension fees.

Net aggregate total revenues for the six months ending June 30, 2008 and 2007 were $769,072 and $1,329,250, respectively, generating net income from operations of $215,734 and $483,759 respectively for the six months.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six months ended June 30, 2008 and 2007, were $248,335 and $338,252, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, and maintenance.  The year over year increases and (decreases) for the six months ended June 30, 2008 and 2007 were $(89,917) and $78,705, respectively. The primary reason for the decrease for the nine months ending June 30, 2008 was the reduction compensation and related expenses.

Interest Expense

For the six months ending June 30, 2008 and 2007, interest expense amounted to $155,003 and $138,053 respectively.

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

At June 30, 2008 and December 31, 2007, we had cash available of $21,237 and $165,174, respectively, and $-0- and $350,000, respectively available under our lines of credit.

At June 30, 2008, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%. The line of credit requires a one percent origination fee that is payable in cash. The line is for a 12 month term, and expires on August 24, 2008. The line of credit was renewed for 2009. We believed the terms of the line of credit were acceptable.

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

Pursuant to the terms of our line of credit agreements with our primary line of credit holder, RiverBank (RB), an unaffiliated lender, we have provided RB with a blanket security agreement in all of our assets. The security agreement will remain in place so long as amounts are due RB under the line of credit. Our contract and loan inventory represented the primary asset that secured the RB loan. In the event of default on the line, RB will be in a position to foreclose their security interest in any or all of our assets, up to the balance due on the line plus interest and costs.  Our secondary line of credit with Coghlan Family Corporation (CFC) also provides guarantees of performance on the primary lines of credit, as well as guarantees of size limits on the amounts of the lines of credit on the secondary lines of credit.

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

For the fiscal periods ending June 30, 2008 and June 30, 2007, our net cash used in operating activities was ($178,687) and ($1,474,247), respectively.  The reason for the increase/decrease was an increase in legal expenses, increased holdings and maintenance expenses and increase interest expense.

During these periods our net cash provided by investing activities was $10,000 and $39,675, respectively.  The reason for the increase/decrease was no purchases were made.

During these periods our net cash provided by financing activities was $24,750 and $938,062, respectively.  The reason for the increase/decrease was our credit lines were at their maximum limits.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

In June, 2008, three members of Valencia, LLC filed suit against Genesis Financial, Inc., Valencia LLC, Michael A. Kirk, LLC and Brad E. Herr, LLC co-managers.  The suit alleged that although Kirk and Herr had acquired a majority approval of the settlement, the magnitude of the settlement required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of the settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest amongst the Valencia LLC members.  In addition, Genesis was reimbursed for $25,000 of their legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiffs from future credit sales.

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