Form 10-Q
period 2008-09-30
GENESIS FINANCIAL INC
filed 2010-05-26
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2008

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

:

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

18

Item 1A. Risk Factors

18

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

18

Item 3.

Defaults upon Senior Securities.

18

Item 4.

Removed and Reserved.

18

Item 5.

Other Information.

18

Item 6.

Exhibits

18

SIGNATURES

19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets

	September 30,	December 31,
	2008	2007
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,050	$165,174
Interest and other receivables	159,982	258,449
Inventories, lower of cost or market:
Contracts	5,227,476	5,313,639
Real estate	2,556,158	2,766,810
Subtotal	7,783,634	8,080,449
Less allowance	(1,697,602)	(795,900)
Net inventories	6,086,032	7,284,549

Income taxes receivable	-	134,694
Total current assets	6,254,064	7,842,866

Deferred income taxes	-	5,260
Investment in securities available for sale	40,002	417,923
Other assets	2,680	2,680
Total assets	$6,296,746	$8,268,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$2,500,000	$2,000,000
Line of credit, bank	1,000,000	1,150,000
Other current liabilities	375,584	689,846
Total current liabilities	3,875,584	3,839,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value: 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000,000 authorized,
6,740140 and 7,094,800 issued and outstanding,
respectively	6,740	7,095
Additional paid-in capital	3,985,890	4,235,649
Retained earnings (accumulated deficit)	(1,571,468)	167,808
Accumulated other comprehensive income	-	18,331
Total stockholders’ equity	2,421,162	4,428,883

Total liabilities and stockholders' equity	$6,296,746	$8,268,729

See accompanying notes to financials statement.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Contract sales revenues	$10,696	$26,758	$10,696	$700,379
Cost of contracts sold	-	28,241	-	581,599
Net gain (loss) on sales of contracts	10,696	(1,483)	10,696	118,780
Interest, processing and other income	157,045	278,902	619,279	856,830
Broker fees	30,967	(33,913)	337,805	597,147
Total revenues	198,708	243,506	967,780	1,572,757

Provision for losses	1,569,778	130,814	1,719,778	500,000
Compensation and related expenses	81,878	84,033	259,059	309,172
Interest expense, related party	37,808	40,473	129,370	118,510
Interest expense, other	16,674	82,753	80,115	142,769
Office occupancy	19,171	9,743	49,790	28,769
Other operating expenses	24,102	31,351	64,637	125,439
Total operating expenses	1,749,411	379,167	2,302,749	1,224,659

	(1,550,703)	(135,661)	(1,334,969)	348,098

Gain (loss) on sales of securities	(10,118)	-	(7,839)	134,224
Writedown of carrying value of investment securities	(386,468)	-	(386,468)	-
	(396,586)	-	(394,307)	134,224

	(1,947,289)	(135,661)	(1,729,276)	482,322

	-	3,041	10,000	172,341

	$(1,947,289)	$(138,702)	$(1,739,276)	$309,981

INCOME (LOSS) PER SHARE	$(0.29)	$(0.02)	$(0.25)	$0.04

OUTSTANDING BASIC AND DILUTED	6,751,887	7,095,000	6,836,846	7,095,000

See accompanying notes to financials statement.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	$(301,892)	$(1,911,983)

CASH FLOW FROM INVESTING ACTIVITIES	44,882	39,675

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	(250,114)	275,914
Borrowings (repayment) line of credit with affiliate, net	500,000	220,062
Borrowings (repayment) line of credit with bank, net	(150,000)	500,000
	99,886	995,976

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(157,124)	(876,332)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	165,174	1,001,707

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$8,050	$125,375

See accompanying notes to financials statement.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2010

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

Investments – The Company’s investments are considered available for sale instruments.   The cost of securities sold is determined by the specific identification method.  Net unrealized holding gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary, result in a write-down of the individual security to its fair market value; write-downs are reflected in earnings as a realized loss on available-for-sale securities. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2010

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

Real Estate

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase, and is initially recorded at the lower of cost or fair value minus estimated selling costs at the date of acquisition. Fair market value is determined via (1) appraisal provided by a certified appraiser, (2) BPO (Broker’s Pricing Opinion) provided by a qualified real estate broker, (3) site inspection by qualified management of the Company, or (4) a combination of all of the above.  Costs relating to the improvements of the property are capitalized. Holding costs are charged to expense as incurred. Subsequent to the foreclosure the property is advertised for rent or sale. Management makes the determination of whether to rent or to sell the property on a case-by-case basis. Real estate owned is not depreciated. Impairment changes are recognized when the fair market value of the property falls below its carrying value.

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

Processing fees – Genesis earns fees for processing contracts that it has sold. Genesis collects processing fees, generally expressed as a percent of the unpaid principal balances, from the borrowers’ payments. Such fees also include late fees, prepayment penalties, and other ancillary fees and are recognized as servicing fee income when the fees are collected. During any period in which the borrower is not making payments, Genesis generally will advance its own funds to pay property taxes and insurance premiums and process foreclosures. Genesis also advances funds to maintain, repair and market foreclosed real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to earnings to the extent that advances are uncollectible, taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance.

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

Customer advances – From time-to-time, customers deposit funds with the Company for general purposes pending a real estate receivable contract purchase or loan closing.  The Company records these customer advances as a

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2010

liability when received and the amounts are offset against the contract or loan delivered to the customer when the purchase is closed.  The closings generally occur within a relatively short time after receipt of the advance from the customer.

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share is computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock.  For all periods presented, earnings per share and weighted average share amounts reflect the two for one stock split that occurred in 2007.

NOTE 2 — INVESTMENTS IN SECURITIES AVAILABLE FOR SALE:

During the nine months ended September 30, 2008, the Company wrote down the value of certain investment securities because management believed their decline in market value was other than temporary.  These writedowns resulted in a realized loss of $386,468. There were no writedowns during the nine months ended September, 2007.

NOTE 3 — INVENTORY:

Real Estate:

The Company's real estate inventory balances consisted of the following:

	September 30,	December 31,
	2008	2007
Residential properties	$893,528	$479,329
Commercial properties	400,000	745,222
Land properties	1,262,630	1,321,744
Acquisition costs	-	220,515
Total	$2,556,158	$2,766,810

Loss Allowance:

The activity in the Company's loss allowance account for the nine month period consisted of the following:

September 30,
2008
Beginning balances	$795,900
Additions	1,719,778
Writeoffs	(818,076)
Ending balances	$1,697,602

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2010

The Company did a carrying value analysis of their portfolio during the third quarter, and due to the nation-wide plunge of real estate values, wrote-down the property values accordingly.  One write-down on a large residential land development in Southern California was 75% of the appraised value, resulting in a loss provision increase of $798,750.  Also in the third quarter a business startup loan went into default, and the Company expected a complete write-off, and increased the loss provisions by the full $284,843 balance owing.  In addition, a 15 unit apartment complex in Ohio was damaged in a flood, and subsequently taken over by black mold during the foreclosure process, resulting in a $313,166 loss.

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

Genesis Financial, Inc. had the following related party transactions for the quarter ending September 30, 2008 and the year ended December 31, 2007.

Quarter Ended September 30, 2008:

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

Genesis Holdings, Inc.

On August 28, 2008, Genesis Holdings, Inc. purchased interests in residential receivables totaling $166,996.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2010

Genesis Holdings II, Inc.

On July 15, 2008, the Company entered into a Management and Loan Servicing Agreement with Genesis Holdings II, Inc., a Washington corporation.  Mike Kirk, Genesis Financial, Inc.’s president is the president of Genesis Holdings II, Inc.   Genesis Holdings is a privately held corporation which purchases real estate receivables from Genesis Financial from time to time for cash. A copy of the Agreement is attached as Exhibit 10.2

On August 20, 2008, Genesis Holdings II, Inc. purchased interests in a residential notes receivable totaling $73,522.

On August 25, 2008, Genesis Holdings II, Inc. purchased an interest in a residential receivable totaling $34,647.

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

Genesis Holdings, Inc.

During fiscal year ending December 31, 2007, the Company sold Genesis Holdings, Inc. interests in three land sale contract receivables totaling $320,000, interests in two residential property note receivables totaling $214,273, and an interest in one personal loan totaling $50,000

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2010

NOTE 5 — LINE OF CREDIT:

At September 30, 2008, the Company had a $1,000,000 Line of Credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, totaling 8.25%.  The line has a term of 12 months, and an origination fee of 1%, or $10,000.  The outstanding balance at March 31, 2007 was $1,150,000.  The RiverBank line of credit is senior to the CFC line of credit and is secured by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At September 30, 2008, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is 8% per annum with an origination fee of 1/2% or $12,500. The outstanding balance at December 31, 2007 was $2,500,000.  The credit line is secured by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company. Subsequent to December 31, 2007, the line of credit was renewed for $2,500,000 with the same terms.

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

In April, 2010 Genesis Financial, Inc. completed a private placement of 1,000,000 shares of common stock at $.10 per to accredited investors.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2010

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

At September 30, 2008, our financial instrument measured at fair value on a recurring basis consists of investments in securities available for sale which is measured using Level 1 inputs.

NOTE 8 – LEGAL PROCEEDINGS:

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

PLAN OF OPERATIONS

Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception. We are not yet funded to a level that allows holding of significant amounts of contracts and loans.  As a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets. Through the first nine months of 2008, the disappearance of the secondary markets has required the company to make adjustments.   We are either holding these contracts in inventory, or selling them individually as opportunities arise. We will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed and profitability will be negatively impacted.

Over the past two years, we have seen an increase in delinquencies, resulting in increased costs of collection and litigation. The increase in delinquencies has also resulted in an increase in repossessions.  These repossessions tie up capital until the collateral properties can be resold, and require additional capital to maintain the properties during the holding period until a sale can be achieved.  In addition, if property values continue to decline, our ability to recoup the value of our receivables through a resale of the property will be adversely affected.  If real estate market values continue to decline, our growth plans will be delayed and profitability will be negatively impacted.

RESULTS OF OPERATIONS

Quarter ended September 30, 2008 compared to quarter ended September 30, 2007.

Revenues

Total revenues for the quarter ending September 30, 2008 was $198,708 compared to $243,506 for the same quarter September 30, 2007. The majority of revenue was generated from interest and broker fee income.

During the quarter ended September 30, 2008, we sold $10,696 of contracts and real estate properties compared to $26,758 for the quarter ended September 30, 2007.  The cost of sales, generating gross profits from contract sales and real estate properties was $-0- for the quarter ending June 30, 2008 as compared to $28,241 for the quarter ended  September 30, 2007.

Our ending inventory for the quarters ending September 30, 2008 and 2007 consisted of contracts and real estate properties with a cost basis of $7,783,634 and $8,756,543, respectively.

We also earned $157,045, and $278,902, respectively of interest, processing and other income, and $30,967 and ($33,913), respectively, in broker and contract extension fees.

Net aggregate total revenues for the quarters ending September 30, 2008 and 2007 were $198,708 and $243,506, respectively, generating net income (loss) from operations of ($1,550,703) and ($135,661), respectively for each quarter.

Of the contracts held in inventory at September 30, 2008 and 2007, contracts with aggregate values of $1,868,668, and $124,308, respectively, were in payment default. We believe this increase in defaults was related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) quarters ended September 30, 2008 and 2007, were $125,151 and $125,127, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, and maintenance.  The year over year increases and (decreases) for the fiscal quarters ended September 30, 2008 and 2007 were $24 and $36,513, respectively. The primary reason for the decrease was the reduction compensation and related expenses for the quarter ended September 30, 2007.

Interest Expense

For the quarters ending September 30, 2008 and 2007, interest expense amounted to $54,482 and $123,226, respectively.

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

We consider the terms of the lines of credit to be acceptable. As of September 30, 2008 and December 31, 2007, the balances on the lines of credit were $3,500,000 and $3,150,000, respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit for the nine months ending September 30, 2008 and 2007, were $350,000 and $1,608,962, respectively.

Nine Months ended September 30, 2008 compared to nine months ended September 30, 2007.

Revenues

Total revenues for the quarter ending September 30, 2008 was $967,780 compared to $1,572,757 for the same period September 30, 2007. The majority of revenue was generated from interest and broker fee income.

During the nine months ended September 30, 2008, we sold $10,696 of contracts and real estate properties compared to $700,379 for the nine months ended September 30, 2007.  The cost of sales, generating gross profits from contract sales and real estate properties was $-0- for the nine months ended September 30, 2008 as compared to $581,599 for the nine months ended  September 30, 2007.

Our ending inventory for the nine months ending September 30, 2008 and 2007 consisted of contracts and real estate properties with a cost basis of $7,783,634 and $8,504,528, respectively.

We also earned $619,279, and $856,830, respectively of interest, processing and other income, and $337,805 and $597,147, respectively, in broker and contract extension fees.

Net aggregate total revenues for the nine months ending September 30, 2008 and 2007 were $967,890 and $1,572,757, respectively, generating net income (loss) from operations of ($1,334,969) and $348,098, respectively for the nine months.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2008 and 2007, were $373,486 and $463,380, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, and maintenance.  The year over year increases and (decreases) for the nine months ended September 30, 2008 and 2007 were $(89,894) and $32,894, respectively. The primary reason for the decrease for the nine months ending September 30, 2008 was the reduction compensation and related expenses.

Interest Expense

For the nine months ending September 30, 2008 and 2007, interest expense amounted to $209,485 and $261,279 respectively.

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

At September 30, 2008 and December 31, 2007, we had cash available of $8,050 and $165,174, respectively, and $500,000 and $1,039,906, respectively available under our lines of credit.

At September 30, 2008 and December 31, 2007, we were holding contracts and real estate properties in inventory with an aggregate cost of $7,783,634 and $8,080,449, respectively.

At September 30, 2008, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%. The line of credit requires a one percent origination fee that is payable in cash. The line is for a 12 month term, and expired on August 24, 2008. The line of credit was renewed for 2009. We believed the terms of the line of credit were acceptable.

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

Pursuant to the terms of our line of credit with our secondary line of credit holder, Coghlan Family Corporation (CFC), an affiliated company, we have provided CFC with a blanket security agreement in all our assets, junior only to the primary line of credit holder blanket security agreement.  The security agreement will remain in place so long as amounts are due CFC under the line of credit.  Our contract and loan inventory represents the primary asset that secured the CFC loan.  In the event of default on the line, CFC will be in a position to foreclose their security interest in any and all of our assets, up to the balance due on the line, plus interest and costs, plus the amount necessary to pay off the primary line of credit holders.

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

For the fiscal periods ending September 30, 2008 and September 30, 2007, our net cash used in operating activities was ($301,892) and ($1,911,983), respectively.  The primary reason for the increases was the increase in delinquent accounts, resulting in increased collections and legal expenses.

During these periods our net cash used in investing activities was $44,882 and $39,675, respectively. The reason for the increase/decrease was no purchases were made.

During these periods our net cash provided by financing activities was $99,886 and $995,976, respectively.  The reason for the increase/decrease was the decrease use of the lines of credit plus the redemption of common stock for the period ended September 30, 2008, and the proceeds of stock options exercised.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings.

In June, 2008, three members of Valencia, LLC filed suit against Genesis Financial, Inc., Valencia LLC, Michael A. Kirk, LLC manager and Brad E. Herr, LLC managers.  The suit alleged that although Kirk and Herr had acquired a majority approval of the settlement, the magnitude of the settlement required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of the settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest amongst the Valencia LLC members.  In addition, Genesis was reimbursed for $25,000 of their legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiffs from future credit sales.

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

19