Form 10-K
period 2008-12-31
GENESIS FINANCIAL INC
filed 2010-06-08
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2008

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

Large accelerated filer[  ] Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Pink Sheets was $2,817,732. The sum excludes the  shares  held by  officers,  directors,  and  stockholders  whose ownership exceeded 10% of the  outstanding  shares at June 30, 2007,  in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of  December 31, 2008 there were 6,707,108  common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2008

PART I

2

ITEM 1.

Business.

2

ITEM 1A.

Risk Factors

13

ITEM 1B.

Unresolved Staff Comments

13

ITEM  2.

Properties

13

ITEM 3.

Legal Proceedings

13

ITEM 4.

Removed and Reserved

13

PART II

15

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

15

ITEM 6.

Selected Financial Data

16

ITEM 7.

Managements Discussion and Analysis of Financial Condition and Results of Operations

16

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

20

ITEM 8.

Financial Statements and Supplementary Data.

21

ITEM 8B.

Other Information.

36

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

36

ITEM 9A(T).

Controls and Procedures.

36

PART III

38

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act.

38

ITEM 11.

Executive Compensation

39

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

41

ITEM 13.

Certain Relationships and Related Transactions and Director Independence.

42

ITEM 14.

Principal Accounting Fees and Services.

45

PART IV

45

ITEM 15.

Exhibits and Financial Statement Schedules

45

SIGNATURES

46

PART I

ITEM 1.

Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains many forward-looking statements, which involve risks and uncertainties, such as our plans, objective, expectations and intentions. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or other similar words or phrases. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income, and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-K are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risk facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update any of these factors or to publicly announce any change to our forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

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

The reduction in availability of funds to purchase real estate notes created a void in the market for a few years from 2000 thru 2003, and again from 2007 thru 2008.  The brokers with product to sell were faced with limited avenues, creating a market opportunity for Genesis, and that was the focus of the Company’s business plan during that period. The Company also pursued commercial real estate loans during these periods to fill the void in the contract market.

In 2004, a couple larger financial institutions, who had dabbled in the industry in the past on a smaller, wholesale scale, recognized the potential in buying seller financed real estate contracts directly from the sellers, and jumped in with both feet. Their competitiveness drove many of the brokers out of business, and made the margin spreads so low that smaller funding companies with a higher cost of funds could not compete, or had to settle for lower quality contracts.  Genesis was one of those companies, and although we feel we can maintain a presence in the industry by focusing on niche sectors of the market, such as partial purchases and non-conforming property types, management decided to expand the Company’s focus, and look to other business markets as well.  Commercial real estate lending was the Company’s primary choice to pursue.

COMPETITION. From 2004 thru the end of 2007, Bayview Financial Trading Group and C-Bass were the primary players in the real estate note buying business. Each of these companies were well funded and had the resources to purchase large quantities of contracts that meet their underwriting requirements. Bayview is a 25 year old private firm owned by management and Allstate Insurance Company, based in Orlando, Florida. The investment banking firm purchased individual receivables through their subsidiary, Interbay Funding, LLC, located in Dallas, Texas. Large receivables and receivable pools were purchased directly through Bayview's Florida operation. Where in the past, Interbay and Bayview strictly purchased contracts on a wholesale basis, utilizing the existing broker network, they moved to a program of direct purchasing from the consumer in mid 2007, cutting out the brokers whenever possible.

C-Bass is a New York based financial services company who operated in the real estate receivables market through its subsidiary, NoteOne, Inc. NoteOne was headquartered in Midland, Texas, and focused on the acquisition of single family receivables throughout the United States. NoteOne utilized both the wholesale broker network and the retail direct mail campaigns to generate inventory. C-Bass was purchased a few years ago by Philadelphia based Radian Group, Inc. a leading provider of private mortgage insurance.

Both of these companies discontinued purchasing real estate receivables late 2007 and early 2008, primarily due to the decimation of the securitization markets.  This left a huge funding void in the seller financed real estate receivables market.  Genesis had been forced to re-focus their business towards more commercial real estate lending in late 2004, due to the heavy competition, and at the end of 2007, made the decision to change that focus back towards the seller financed real estate receivables, to take advantage of the void left by the exiting big players.

There were other regional companies that purchased real estate notes that were better capitalized than Genesis, but none had the financial capabilities of a Bayview or C-Bass.  As of December 31, 2007, both of these companies were moving away from an active present in the market, but the competitive rates established by these two companies could not be sustained by the remaining market players, as their cost of funds was considerably higher.  For example, for the past several years, sellers of real estate receivables could expect conversion rates of 8%-9% for a standard residential contract receivable.  As of the last quarter of 2007, and the first quarter of 2008, the remaining funders required 12%-15% conversion rates.  This increase virtually wiped out any margin the brokers may have for a commission, and many sellers chose to hold onto their contract, rather than accept the severe discount that these conversion percentages required.  This caused a dramatic decrease in available product.

COMPETITIVE ADVANTAGE. In this competitive environment, Genesis sought to distinguish our offering from those of our competitors through excellent service, rapid customer response, and consistent and fair underwriting evaluations and procedures. We believed that our market focus on superb service and our existing contacts in the industry would provide a sustainable competitive advantage.  We also felt our ability to diversify into other related markets, such as commercial real estate lending, would give us a competitive advantage. Throughout 2008, the Company focused on increasing their presence in the seller financed markets, and as of December 31, 2008, we continue those efforts.

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

Taking what information is available publicly, it is possible to get a rough idea of the size of a single aspect of the real estate business (single family residential). The Bureau of Census issued a report in October, 1994 on financing of residential property. See Bureau of the Census, Statistical Brief SB/94/27. That report indicates that first mortgage debt on residential properties exceeded $2 trillion as of 1991. A percentage of this first mortgage debt is held in seller financed real estate notes or contracts. While the percentage cannot be determined with certainty from information that is publicly available, we believe that the number and amount first mortgage debt held in seller financed real estate notes or contracts is significant and will provide Genesis with significant opportunities for growth as the financial markets improve. Genesis will also continue to pursue first mortgage originations on commercial real estate properties, as well as  other cash flow instruments as sources for growth opportunities.

INVESTMENT POLICIES. We invest in seller financed real estate receivable contracts, originate commercial real estate loans, and pursue other forms of cash flow instruments that make sense.  The Company discontinued purchasing business notes in late 2004, as their performance did not meet our expectations. The real estate contracts that we purchase are primarily in the sub-prime market, and may be secured by single family residences, multi-family residences, mobile homes, commercial property, and/or land. We do not intend to limit our purchases of contracts to contracts with particular types of underlying real estate security. We will look at each individual contract as a unique investment opportunity. The contracts or interests in contracts that we purchase will generally offer a return of 12% or more and will be secured by real properties. We will evaluate the adequacy of the underlying real property that serves as collateral for our investment on a case by case basis, but we will target an investment to value ratio below 70%. Contracts that we purchase will typically be held for more than one year. We may purchase longer term contracts (three to five year terms) with the intent to hold until maturity. We may also acquire long term contract obligations (five to thirty years) with the intent to hold for a period and then resell our interests to accredited private investors.  Should the secondary institutional markets open back up, we will also pursue sales into those markets.

THE IMPACT OF ECONOMIC CYCLES ON SELLER FINANCED REAL ESTATE NOTES. Historically, the volume of seller financing has increased when interest rates rose because buyers could not afford monthly payments associated with high-rate loans, and could not qualify for home loans under GNMA/FNMA's income ratios. Seller financing was used as tool to help sell the properties. The same held true when money was tight during recessionary cycles as sellers offer favorable terms to reluctant buyers to make sales more attractive. To some extent, therefore, seller financing is counter-cyclical. When the availability of product increases, either because interest rates are high or because money is tight, the transaction volume of the buy/sell intermediaries also increases.

Spreads increase when interest rates are high, primarily because there is more room to factor in a discount to yield. As a result, when rates are up, buy/sell operations in the Seller Financed Real Estate Receivables business enjoy higher gross returns. When mortgage rates peaked at 17% in the 1980’s, intermediaries regularly earned spreads of 6% or more.

The economic environment as of December 31, 2008 is somewhat unusual and while it has created a uniquely attractive opportunity for Genesis as a Real Estate Note intermediary, it has also created obstacles that have not been experienced in the past. We currently have a real estate market that is experiencing dramatically declining values.   Consumer spending is slowing down and yet interest rates are still at low levels. Simultaneously, the banks and large finance companies are tightening credit requirements and have completely exited the "sub-prime" lending markets. The seller-receivable industry is only one small component of the sub-prime category, and is not technically "sub-prime" because collectability is based on the proper underwriting of the collateral rather on the creditworthiness of the payee (borrower). In the past, when the big national players pulled out of the “sub-prime” market, it left a void that provided opportunities for those who were properly positioned to take advantage of the situation. However, in the present environment, savings and investment rates have continued to remain at record lows, encouraging holders of seller financed real estate receivables to hold on to their paper, rather than selling at the required high-discount rates that are required by the smaller regional buyers.

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

MARKETING

We commenced operations in January, 2002, and have continuously focused on developing our product flow ever since. As a result, we have taken a relatively low key approach to our marketing effort, relying primarily on reestablishing broker relationships through direct personal contact, word of mouth advertising, and deal solicitations by e-mail and fax to a wide list of prospects. We have also maintained contacts with the larger institutional buyers, when they are active in the market, and establishing contacts with any new buyers of real estate receivables, especially in the private sector. We have also continued to maintain an active presence in the commercial origination markets, but have scaled back our market area to the NorthWestern United States.

As our business grows, we will undertake to broaden our marketing presence and raise our profile through some or all of the following methods:

•

We have established a website where brokers, investors, contract sellers and potential borrowers can learn about our programs and staff. The website is now operational and can be found at www.genesisfinance.com.

•

We send monthly mailers to brokers and secondary market investors to stay in front of our key clients.

•

We will maintain our presence at the two major national industry    conventions held each year (ACFA and Noteworthy), sponsoring workshops and convention sessions at these shows to promote the benefits of working with Genesis.

•

Two of the leading broker-training institutions (ACFA and Russ Dalby) have offered to promote Genesis as one of the leading receivable buyers in return for our participation in their training sessions. This provides us with the platform to train the next generation of brokers in our methods and establish credibility with new brokers who are just getting started in the market.

•

We may develop modest promotional awards to say "thank you" to brokers and investors.

•

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

PRODUCTS

We initially focused on buying and reselling seller financed residential and small commercial real estate receivables contracts. In appropriate circumstances, we will also generate fees from brokering deals that either do not meet our funding requirements or are too large for our current capabilities, and although we no longer buy business notes by themselves, we are now expanding our focus to include hybrid contracts that include some real estate with a business, as well as refining our commercial lending programs.  As our business grows, and our relationships with the brokers, the institutional buyers, and our primary lenders are more firmly entrenched, we will expand our product offerings to include other cash flow products. These products are discussed in more detail below.

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

On average, Genesis will buy the Real Estate Notes at a discount to yield 2% to 4% or more above the face (stated) interest rate on the note or contract. By using the discount to yield to calculate the net present value of the future cash flow stream, our investment in the receivable will be substantially less than the face (stated or nominal) balance of the receivable. In a strong market where institutional buyers are active, we will typically hold the receivable for 90 to 180 days, during which time we will collect the receivable payments directly from the person obligated to pay the receivable, and then sell to the institutional buyer.  However, in a weak market, lacking institutional buyers, we focus on selling the receivables immediately after acquisition to accredited private investors.

In dealing with institutional buyers, we will sell the receivables in groups (pools) to these secondary market investors. The receivable pools typically sell at discounts to yield 1% to 3% more than the face rates of the receivables. The difference between our discount to yield on the purchase of receivables (2% to 4% over face rate) and our discount to yield on the sale of the receivables (1% to 3% over face rate) is referred to as the "SPREAD". Since receivables are sold at a positive "spread" or a premium over our cost, the sale of receivables produces a gain. Our revenue is generated from both the interest earned on owned receivables while they are held for resale, and the gain on the sale to the secondary investor. Our profitability is a directly related to the total receivable volume and the average spread.

When selling to accredited private investors, the spread remains fairly constant at 3%, which provides the investors with a fluctuating return. A 12% return is usually the minimum return private investors will accept.

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

All the residential receivables in this product category will be secured by first liens on residential real estate houses. The value of the houses are determined by appraisals performed by appraisers familiar with markets where houses are located and performed at the time the receivables are created by the seller. The nominal balance of the original receivable compared to the appraised value of the houses (the Loan to Value, or LTV) will normally range from 70% to 90%. Since we buy the receivable at a discount, our investment in the receivable is lower than the face. Our investment compared to the value of the collateral (Investment to value, or ITV) will normally range from 50% to 70%. For seasoned receivables Genesis' underwriters may require that the original appraisal be supplemented with an updated appraisal (usually with a current "drive-by" or "windshield" appraisal).

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

In order to maximize the velocity of the funds available to us during the first years of our business, we intended to sell all receivables as soon as practical (within 90 to 180 days). As we built a stable financial base and developed adequate funding capacity, we would consider holding selected loans for longer periods of time when the extended holding periods will provide greater profits. As of December 31, 2008, the elimination of the “sub-prime” market buyers has limited our ability to sell contracts, and we have either sold most contracts individually to private investors, or have decided to hold some contracts to maturity, or until market conditions improve.

As of December 31, 2008, the Company has experienced a dramatic increase in delinquencies, surpassing the level of national conventional market trends. In past market downturns, seller financed receivable buyers weathered these downturns because most of our contracts have high borrower’s equity positions, are well-seasoned, and our investment ratios to value are much lower than in the conventional markets. However, in this present market downturn, those contracts that have resulted in repossession, in many cases, are secured by properties that have dropped in value to a level where the principle investment amount exceeds that value.

SELLER FINANCED COMMERCIAL REAL ESTATE RECEIVABLES CONTRACTS. The commercial contracts follow the same basic process as residential contracts. The only significant difference between the two is in type of collateral that underlies the contract. We initially limited our purchases of commercial property contracts to those less than $250,000, and initially, we would not bid a commercial property contract until we had determined that we had a buyer for the contract ready, willing, and able to purchase the contract from us within a reasonable time after we closed.  When we started originating commercial loans in 2004, the increasing appetite from accredited private investors to participate in larger commercial deals eventually dictated a change in that policy.  Our maximum size limit was raised to $5,000,000 in 2006. The financial markets melt-down throughout 2008 severely limited the ability of commercial property holders to refinance or sell their properties, which has resulted in increased delinquencies and repossessions of these larger dollar deals. The costs of collection, litigation, maintenance, and the holding of these deals has severely reduced the Company’s capital.  This, in turn, has severely affected the Company’s ability to purchase new receivables and fund new originations.

BROKERED LOAN AND REFERRAL FEES. From time to time, we will be presented with residential and commercial financing requests that do not meet our current requirements, but that we can refer to another financing source that will fund the transaction. In such cases, we will earn referral or finder’s fees for simply referring the prospective transaction. In some cases, we may agree to document and close the transaction in a "simultaneous closing" in which the funding source remits funds to the closing agent and pays us the referral fee that we earned on the transaction. In either case, we are never at risk, and we never outlay our own funds to complete the transaction. Throughout 2008, brokering these deals became our primary focus, due to our capital constraints, but the overall reduction of financing availability throughout the Nation severely limited our ability to find funding sources.  Our production was virtually nil during the first quarter of 2008, and didn’t see much improvement throughout the year.

OTHER TYPES OF RESIDENTIAL REAL ESTATE RECEIVABLES. In most instances, our purchases of seller financed real estate receivables contracts will involve a purchase of the entire note balance. In some instances, this method may be modified to in any of several ways.

PARTIAL PURCHASE. This is the purchase of the front portion of the contract cash flow. For example, Genesis might purchase the first ten years cash flow of a twenty year note, and the remaining ten years might be retained by the seller. In a partial purchase, our position is secured by a recorded full assignment of the note. An unrecorded "Partial       Agreement" contract is signed with the seller, outlining the agreement. The seller's position in title is eliminated, and should the note go into default, the seller must either pay off our position or forfeit their rights to the remaining cash flow. At the start of 2008, Genesis decided to pursue this product in earnest, as the investment exposure was considerably lower than with full purchases, and as of December 31, 2008, it is still our promoted preference for purchases.

REVERSE PARTIAL PURCHASES. This is the purchase of the entire note, with an agreement to pass through a certain number of the front-end payments. For example, we may purchase a twenty year note, but agree to pass the       first six payments through to the seller. This option is also secured by a recorded full assignment of the note and related lien document. An unrecorded `Reverse Partial Agreement' contract is signed with the seller, outlining the agreement. The seller's position is eliminated. Should the note become delinquent, or go into default, the RPA becomes invalid, and       the pass through obligation is eliminated. Because these notes are not saleable in the secondary market until the pass through period has expired, Genesis will not purchase such transactions until at least year 2, and only after it is positioned to hold receivables for the six(6) month pass through period. As of December 31, 2008, Genesis has not purchased any reverse partials.

OTHER RESIDENTIAL PRODUCTS. There are numerous ways to purchase the cash flows of receivables including multi-stage payouts, split payments, and many other variations beyond the options listed above; it's simply an internal rate of return calculation of the cash flow stream the seller desires to sell. Due to the uniqueness, and difficulty in servicing, many of these purchasing options are not saleable to secondary market investors, and are too complex to be used in sales to accredited private investors. Since Genesis intends to resell everything it purchases, our purchasing options will be limited to only those programs that are readily sold in the secondary markets, or to accredited private investors, eliminating many of these alternatives.

NON-REAL ESTATE CASH FLOWS. There are a number of cash flows available to purchase which are not secured by real estate but are paid by credit worthy payors (e.g. annual lottery payments paid by state governments, structured settlements payable by large companies, insurance company annuities paid over time). Lucrative yields can be earned by purchasing these receivables. The secondary market for these receivables was very limited in past years, but with the exodus of investors from the real estate markets, these receivables have become highly desirable, subsequently driving the buy rates to such a low level that Genesis cannot be competitive as a funder, but may take advantage of opportunities to broker such receivables as the opportunities may arise.

INTEREST ONLY AND BALLOON PAYMENT CONTRACTS. From time to time, Genesis may purchase contracts calling for interest only payments for some number of periods. Interest only contracts may be subject to greater degrees of risk than contracts with principal and interest amortization, since the borrower in an interest only contract is not demonstrating a present ability to repay the principal. Similar risks exist in contracts with balloon payment obligations. While the risk associated with investment in these types of contracts may be higher, Genesis is in a position to control the risk through the underwriting process. When higher risk contracts are proposed, the in house underwriters will adjust pricing or review the collateral position to assess the chances of repayment. Genesis is primarily a collateral based lender, so this assessment of risk on interest only or balloon payment contracts is very similar to the risk assessment undertaken on other seller financed real estate contracts and with commercial real estate loans. In many instances, Genesis may not have access to borrower credit reports, payment histories or other forms of information available to traditional lenders. By placing a higher degree of reliance on the collateral offered, the underwriters are able to match the pricing of the transaction and the expected return with the risk of non-payment. In general, interest only contracts will result in a lower loan to value percentage than comparable contracts with principal and interest amortization schedules.  In present market conditions, receivables with balloons are viewed as very high risk if the balloon is due within a couple years, as the availability of refinancing is very limited, and many properties have mortgage debt exceeding the present value of the property securing the debt.

SUBMITTING BROKERS QUALIFICATIONS. Genesis will be very selective in choosing the brokers from whom they will accept submissions. Due to limited personnel resources, and the volatile real estate values, Genesis will not accept submissions from unknown or inexperienced brokers. Packages must be complete and accurate, and take into account present market conditions and values. Historically, only experienced brokers are capable, and trustworthy, of meeting this requirement.

QUOTING PURCHASES. Brokers call, fax, or email in requests for price quotes. In this business, speed, accuracy, and consistency are essential. If the quote request has complete information, a responsive quote will be given as soon as possible, but no later than the end of the next business day following the day on which the quote request is received. All quotes are subject to verification of the information provided at the time of the quote and underwriting approval. Although it is Genesis' intent to honor all quotes, they are subject to due diligence and underwriting. Occasionally information is discovered in due diligence that "just doesn't smell right", and Genesis will back out of the deal. Genesis management has operated this way for years with the broker community, and it is standard operating procedure. Brokers understand that quotes are not binding, and Genesis has no obligation to fund unless and until it decides to fund.  In the present market environment, the decline rate has increased dramatically, as Genesis management just cannot get comfortable with many deals, especially in certain geographic areas that they have experienced increased delinquencies and repossessions.

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

COMMERCIAL REAL ESTATE LENDING. Genesis has been a commercial real estate lender on a small scale since 2004, supplementing the Company’s seller financed contract acquisitions.  In the latter part of 2004, due to the competitiveness of the seller financed contract market, management decided to expand the Company’s efforts in the commercial lending market.  Notice of this expansion was passed to the existing broker network, and potential business started coming in.  Since the management and staff of Genesis had considerable previous experience with commercial lending, it was a natural and comfortable adjustment. As with any business venture, the Company looked through the commercial lending industry for a “niche”, and it was determined that Genesis was best suited to do “Hard Money” commercial lending. Hard money lenders focus on those loans that are usually smaller in size, shorter terms (more of an interim financing), often collateralized by non-conforming property types, or the borrowers do not qualify for conventional financing due to credit history issues.  Hard money loans carry a higher interest rate also, providing a smaller, high cost-of-funds lender like Genesis with a decent spread on their investment.

Although hard money loans carry a higher degree of risk, due to the non-conforming nature of the loans, that risk is partially offset with the low loan-to-values, which seldom exceed 60%, providing a cushion for the lender even if the property has to be repossessed and resold. Throughout 2008, as real estate values throughout the Nation continued to decline, it became apparent that loan to value ratios as low as even 50%-60% were not sufficient to provide that cushion for the lender, as values have dropped in some geographic areas as much as 30%-50%.  As of December 31, 2008, these values continue to decline, and the Company does not see and end to this decline anytime soon.

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

Beginning in late 2007, we started to see some of the commercial lenders cutting back and tightening their lending parameters, and some were even exiting the business, or closing their doors due to high delinquencies and repossessions.  By the end of 2008, a large percentage of the lenders had exited the business or closed their doors, and virtually every remaining commercial real estate lender has severely tightened their parameters.  The Company expects this trend to continue.

MARKET ANALYSIS. The hard money market was quite strong in 2004, at the time of the Company’s increased focus in making these loans, and continued that way throughout 2006.  Frequent foreclosure litigation and repossessions are an expected part of the hard money industry, in contrast to the conventional markets. With the exception of those few deals with unusual circumstances affecting the outcome, most problem deals were eventually worked out, and paid off, or the repossession and resale resulted in a profit, broke even, or at worse, the Company experienced a small loss.  The losses were at an acceptable level, but the Company established a loss reserve account, and started setting aside funds to cover those small losses in 2005, and continued that practice throughout 2006.

In 2007, the Company started to experience increased delinquencies, primarily due to a slow-down in the borrower’s business, resulting in reduced cash flows.  The workouts that before resulted in a payoff before repossession declined dramatically.  This appeared to be due to the fact that the borrowers could not refinance their collateral properties, nor could they sell their properties to pay off the loan.  This was resulting in more repossessions, and the Company was finding that they could not sell those repossessed properties as easily, and not for as much as the appraisal indicated they should sell for.

As of December 31, 2007, it was apparent that the real estate markets throughout the country were experiencing a down-turn in values, and at the same time the lending markets were tightening up, making refinancing very difficult, regardless of the property type.  The Company was experiencing increasing delinquencies, resulting in increased litigation expense, and eventual repossession.  In several cases, it was apparent that the present value of the collateral had dropped below the principle loan balance, which assured a sizable loss unless values rebounded fairly soon.

As of December 31, 2008, delinquencies, repossessions, and mark-to-market adjustments increased to a point where it was obvious that the losses would far exceed the Company’s ability to reserve for, and a write-down of $1,719,778 was taken.  Management expects this trend to continue and get worse, and has made the determination that some major adjustments in the way the Company operates going forward are necessary.  The decision has been made to reduce overhead expense by outsourcing the day-to-day operations of the Company, to focus on reducing the Company’s debt through a re-structuring of terms with our credit facilitators and the sale of Company assets, to continue acquisitions and originations only on deals that have been pre-sold, to focus on salvaging delinquent accounts through increased collection activity and workouts, and to increase the focus on maintenance and resale of repossessions.

UNDERWRITING

UNDERWRITING INTRODUCTION. The key to success with Genesis’s business model rests with the underwriting process for seller financed real estate receivables purchases and commercial real estate originations. The underwriting for seller financed receivables and hard money commercial loans is very similar, but significantly different from underwriting FNMA/GNMA loans.  FNMA/GNMA loan applications are completed by trained clerks and approved or declined by a computer with little subjective analysis of the borrower or the collateral.  This is necessary in order to maintain uniformity of product for the guaranteeing government agencies and the end institutional investors.  Underwriting seller financed receivables and hard money commercial loans is highly subjective, and requires very experienced analysis and understanding of collateral, borrowers, and the parameters required by various secondary market and private investors.

In order to maintain tight control over the process of purchasing seller financed real estate receivables, and making hard money commercial real estate loans, Genesis performs its own underwriting of all contracts and loans considered.  Genesis maintains total control of the process and does not fund a purchase or loan if information requested from a participant in the process is not forthcoming or is unsatisfactory.  While the underwriting process is complex and involves a number of participants, Genesis is the funnel point through which all information is filtered. Michael Kirk and Douglas Greybill collectively have 63 years experience in all aspects of the finance business and 48 years experience in underwriting seller financed paper and hard money loans, and they perform the underwriting function for the Company.  With the financial melt-down that is occurring throughout the Nation, the Company has added another layer in the underwriting process; all new acquisitions and originations must be presented and approved by the Board, once the underwriters have completed the due diligence. The underwriting process is described in more detail in the following paragraphs.

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

BOARD REVIEW & APPROVAL.  In the 4th quarter of 2008, management added the requirement of Board approval for any acquisitions or originations.

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

SECONDARY MARKET RESALES

OVERVIEW. Since inception, Genesis has purchased contracts and originated loans with the goal of resale to various secondary market and private investors. Genesis attempts to resell the contracts and loans as soon as possible with a view toward optimizing gains on resale.  With the elimination of the secondary market, and the participating secondary market buyers, the primary buyers have been private investors.  The Company feels that condition will continue for the foreseeable future, but will continue to monitor the financial markets, and establish relationships with any secondary market buyers that may re-surface in the future.

REQUEST FOR POOL BIDS. Although pool sales to private investors are not common in today’s environment, the Company has procedures in place to handle these sales. When Genesis has acquired a sufficient number of contracts and loans for resale in a pool, the Operations Coordinator prepares a request for bid and lists the receivables/loans on an Excel spreadsheet that shows all relevant information (balance, face rate, payment amount, remaining term, etc.). The request for bid is then faxed and/or emailed to suitable secondary market and private investors. The investors review the request and fax or email back a bid price, subject to file review and underwriting.

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

Genesis is not dependent on one or a small number of secondary market purchasers or private investors for resale of its products. We deal with a sizable number of note buyers and we typically request bids from multiple parties on contract sales. Although there are no large National players in the market at this time, we see interest in our products from smaller regional players, and from private investors. We believe that there are sufficient entities and individuals interested in acquiring our products that we will not be dependent on any one source for a significant percentage of our loan resales. Although the pool secondary market has dried up as of December 31, 2008, it is our intention to continue to search out, and cultivate, new sources of loan pool buyers so that we do not become dependent on a single or a small group of buyers.

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

EMPLOYEES

Throughout fiscal year 2008, we were staffed with four full time employees. We had no part time employees.

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

Copies of all materials that we file with the SEC may be inspected and read without charge at the Public Reference Room of the SEC, 100 “F” Street NE, Washington, D.C. 20549. Interested persons may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Copies of this material may be obtained at prescribed rates from the Public Reference Section of the Commission at 100 “F” Street NE, Washington, DC. 20549. The Securities and Exchange Commission also maintains a Web site (http://www.sec.gov) through which the information we file with the SEC can be retrieved.

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

ITEM 3.

Legal Proceedings

In the normal course of business, Genesis is the initiator of foreclosure and judgment litigation to protect and retrieve it’s investments in seller financed real estate receivables and commercial loans.

Genesis was the Defendant in two lawsuits since it’s formation in 2002, both related to the same transaction.

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

In the third quarter of 2007, a distribution of credit sale proceeds was made to the Valencia LLC members, and three members (a father and his two sons) of the 17 Valencia LLC members expressed their disagreement with Kirk’s and Herr’s handling of the settlement with Cherry Grove (a two-thirds majority approval from the LLC members was acquired prior to Kirk and Herr signing the settlement).  They felt that Kirk and Herr should have been tougher, and held out for more, and that Genesis should not have received any part of the settlement.

In June, 2008, those three members filed suit against Genesis, Valencia LLC, Kirk, and Herr.  The suit alleged that although Kirk and Herr had acquired a majority approval of the settlement, the magnitude of the settlement required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of the settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest amongst the Valencia LLC members.  In addition, Genesis was reimbursed for $25,000 of their legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiffs from future credit sales.

ITEM 4.

Removed and Reserved

PART II

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Pinksheets.  The following table sets forth  the high and low bid prices of our  common  stock for the quarters ending December 31, 2008 and 2007and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2008	High	Low
March 31	0.50	0.35
June 30	0.50	0.32
September 30	0.50	0.15
December 31	0.25	0.05

Quarter Ended:

Fiscal 2007	High	Low
March 31	2.00	1.70
June 30	1.70	1.50
September 30	1.55	1.20
December 31	1.20	0.75

(a)

Holders

Our company has approximately 100 shareholders of its common stock as of December 31, 2008 holding 6,707,108 common shares.

(b)

Dividends

There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)

Recent Sales of Unregistered Securities.   None.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2008.  Information is included for equity compensation plans not approved by our security holders.

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

During fiscal year ending December 31, 2008 no options were exercised.

ITEM 6.

Selected Financial Data

Smaller Reporting Companies are not required to provide this data.

ITEM 7.

Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. You should read this analysis in conjunction with the consolidated financial statements and notes that appear elsewhere in this Annual Report on Form 10-K. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Disclosure Regarding Forward-Looking Statements" in this Annual Report on Form 10-K.

Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate contracts ("contracts"), and originating commercial real estate hard money loans. We purchase contracts at a discount and hold them in inventory for a relatively short period to provide seasoning and value appreciation. After the holding period, we sell the contracts. We expect to derive operating revenues from resales of contracts at a profit, and from interest income derived from contracts during the holding period. We originate commercial real estate loans and sell the loan, or participations in those loans, to accredited private investors.  From time to time, we also consider other forms of cash flow instruments when warranted.

PLAN OF OPERATIONS.

Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception, but will also concentrate on reducing overhead expense, and resolving delinquencies and repossession situations. We are not capitalized at a level that allows holding of significant amounts of contracts and loans for investment and as a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets. Through the first six months of 2003, we were averaging one pool sale every two months.  That trend has declined to the point that, as of the end of 2007, we were not actively pursuing pool sales, due to the slow-down and turmoil in the secondary markets, and that trend continues.  We are either holding these contracts in inventory, or selling them individually as opportunities arise. We expect that the number and dollar volume of all sales will continue to decline over the next twelve months, and longer, especially if financial market conditions continue to deteriorate. Until conditions improve, we will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed further and profitability will continue to be negatively impacted.

Over the past couple years, we have seen a dramatic increase in delinquencies, resulting in increased costs of collection and litigation. The increase in delinquencies has also resulted in a dramatic increase in repossessions.  These repossessions tie up capital until the collateral properties can be resold, and require additional capital to maintain the properties during the holding period until a sale can be achieved.  In addition, if property values continue to decline, our ability to recoup our investment through a resale of the property will be adversely affected.  If real estate market values continue to decline, our growth plans will be delayed further and profitability will continue to be negatively impacted.

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2008 compared to year ended December 31, 2007.

Our beginning inventory on January 1, 2008 and 2007 consisted of contracts and real estate properties, respectively, with a cost of $$8,080,449 and $7,399,068, respectively.

During the years ended December 31, 2008 and 2007, we sold contracts, for $10,696 and $929,198, respectively, resulting in gross profits from contract sales of $10,696, and $126,596, respectively.

During the years ended December 31, 2008 and 2007, we sold real estate, for $1,554,081 and $101,953, respectively, resulting in gross loss from the sale of real estate of $229,861 and $214,709, respectively.

Our ending inventory consisted of contracts and real estate properties with a cost basis of $7,149,407 and $8,080,449, respectively.

We also earned $1,003,764 and $1,470,251, respectively of interest, processing fee and other income and $344,405 and $768,753, respectively, in broker and contract extension fees during the years ended December 31, 2008 and 2007.

Net aggregate total revenues for the fiscal years were $1,129,004 and $2,150,891, respectively, generating net income (loss) from operations of ($1,650,647) and $48,978, respectively for each year.  The primary reasons for the changes were as follows:

Fiscal year ended December 31	Increase (decrease)	Primary reasons for change
2008	($1,699,625)	Decreased revenues; increased expenses; losses increased
2007	($482,310)	Revenues flat; expenses increased; losses increased

Of the contracts held in inventory at December 31, 2008 and 2007 with aggregate values of $5,413,396 and $5,313,639, respectively, 24.7% and 45.71% contracts, respectively, with aggregate values of $1,338,739 and $2,428,750, respectively, were in payment default.

During 2008 and 2007, we repossessed 11 and 9, respectively, properties which represented real property collateral under our purchased contracts.

During 2008 and 2007, these properties have a cost basis of $1,672,450 and $173,895, respectively.  These properties were listed for sale.

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

As of December 31, 2008 and 2007, write-downs of $1,882,589 and $1,158,894 were taken respectively.

General and Administrative Expenses

General and administrative expenses (“G&A”) fiscal years ended December 31, 2008 and 2007, were $635,481 and $576,904, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2008 and 2007 were $58,577 and ($43,281), respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2008	$58,577	Increase in professional fees and advertising
2007	($43,281)	Decrease in other operating expenses

Interest Expense

For the years December 31, 2008 and 2007, interest expense amounted to $261,581 and $366,115, respectively.

Interest expense was/is incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

We are currently operating under a primary $1,000,000 line of credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%. The line of credit also includes a one percent origination fee.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight percent (8%).  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2008 and 2007, the balance on the lines of credit were $3,500,000 and $3,150,000, respectively. Interest expense on the lines of credit will fluctuate in future periods with inventory levels. The increase for the lines of credit for the years December 31, 2008 and 2007, were $350,000 and $150,062, respectively.

At December 31, 2008 and 2007, the Company recognized a gain (loss) on the sale of investment securities of $(19,681) and $134,224, respectively.  In addition, the Company wrote down the carrying value of its investment securities during the year ended December 31, 2008 because the decline in market value of the underlying securities was deemed to be other than temporary.    A loss of $315,754 was recognized for this writedown.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash are from equity financing, related party loans, unaffiliated party loans, funding agreements and common stock private placements. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations, and the need for additional funds to finance ongoing acquisitions of seller financed real estate receivables and originations of commercial real estate hard money loans, and the expense of the litigating of delinquent contracts and loans, and the maintenance and resale costs of repossessed properties.

Fiscal Year ended December 31, 2008 compared to year ended December 31, 2007.

At December 31, 2008 and 2007, we had cash available of $117,387 and $165,174, respectively, and our credit lines were fully expended.

At December 31, 2008 and 2007, we were holding contracts and real estate properties in inventory with an aggregate cost of $7,149,407 and $8,080,449, respectively.

At December 31, 2008, we operated under two lines of credit:

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

At December 31, 2008 and 2007, the Company had a $2,500,000 and $2,000,000 respectively Line of Credit, (“LOC”) Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by John Coghlan, a director and principal shareholder of the Company. The interest rate on the line is 8% per annum, a term of twelve months, and an origination fee of 1% or $25,000 and $20,000. The outstanding balance at December 31, 2008 and 2007 was $2,500,000 and $2,000,000 respectively.  The credit line is secured by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0.  The line of credit has been renewed for $2,500,000 with the same terms through December 2009.  Borrowings under the line are personally guaranteed by Mr. John Coghlan.

At December 31, 2008 and 2007 the Company had a $1,500,000 Line of Credit with RiverBank with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%. The interest rate on the line at December 31, 2008 is 6% per annum. The line has a term of twelve months, and an origination fee of 1%, or $15,000.  The outstanding balance at December 31, 2008 and 2007 was $1,000,000 and $1,150,000, respectively. The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. John Coghlan is a director and principal shareholder of the Company.

Subsequent to June 2009, the Company reestablished the expired line of credit with RiverBank, bearing interest at a variable rate equal to the prime rate index rate plus 1%, plus a minimum of $25,000 principle per month. The line of credit requires a one percent origination fee that is payable in cash. The line is for a 12 month term, and expires on July 1, 2010.  We believed the terms of the line of credit were acceptable.

The following table presents changes in cash flow data for the periods indicated.

CASH FLOW DATA:	2008	2007

Net cash used in operating activities	$89,476	$1,336,408
Net cash provided by (used in) investing activities	$(41,529)	$73,899
Net cash provided by financing activities	$83,365	$425,976

The primary reasons for the changes in cash used in operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2008	$(1,246,932)	Substantial increase in net loss, in particular the provision for losses.
2007	($695,666)	Increase in receivables and material reductions in current liabilities

The primary reasons for the changes in cash (used in) provided by investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2008	$(115,575)	Purchase of investment securities greater than proceeds received from the sale of investment securities
2007	$103,899	Sale of investment securities

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2008	$342,611	Net increase in borrowing on lines of credit less redemption of common stock
2007	$$1,246,473	Material reduction of borrowings and limited sales of common stock

Our capital resources have occasionally been strained, but were adequate to fund our operations at a reasonable level during the fiscal years covered by this Annual Report. We have paid close attention to our contract purchases and loans and maintained our funding requirements within our available resources. We were able to control our funding rate by adjusting our pricing, tightening our underwriting, and/or discontinuing certain product lines. The strains on our capital have been largely caused by increased litigation expenses, as well as increased repossession maintenance, holding and resale costs, coupled with lower resale values. We received  interest and principle reductions (typically monthly) on contracts and loans we held in inventory pending sale, and the interest rate spread between the cost of our lines of credit, or the participation sales to private investors, and our weighted average contract yield provided operating capital which sustained our operations during the reported periods.  The origination fees generated from the commercial loans contributed additional operating capital. We would require an increase in our capital base, and an improvement in the real estate markets, in order to grow the company, and improve profitability.  Until such time as that happens, we expect to see our asset base continue to decline in both size and value, and capital resources to remain strained.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable to small reporting companies.

ITEM 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genesis Financial, Inc.

We have audited the accompanying consolidated balance sheets of Genesis Financial, Inc. (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Financial, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

June 4, 2010

Genesis Financial, Inc.
Balance Sheets
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$ 117,387	$ 165,174
Interest and other receivables	247,904	258,449
Inventories:
Contracts	5,413,396	5,313,639
Real estate	1,736,011	2,766,810
Subtotal	7,149,407	8,080,449
Less: loss allowance	(1,738,254)	(795,900)
Net inventories	5,411,153	7,284,549
Income taxes receivable	10,000	134,694
Total current assets	5,786,444	7,842,866

Deferred income taxes	-	5,260
Investment in securities available for sale	105,833	417,923
Other assets	2,680	2,680

	$ 5,894,957	$ 8,268,729

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Line of credit, affiliated company	$ 2,500,000	$ 2,000,000
Line of credit, bank	1,000,000	1,150,000
Other current liabilities	232,382	689,846
Total current liabilities	3,732,382	3,839,846

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000.000 authorized,
6,707,108 and 7,094,800 issued and outstanding ,
respectively	6,708	7,095
Additional paid-in capital	3,969,401	4,235,649
Retained earnings (accumulated deficit)	(1,813,534)	167,808
Accumulated other comprehensive income (loss)	-	18,331
Total stockholders' equity	2,162,575	4,428,883

	$ 5,894,957	$ 8,268,729
See accompanying notes to financial statements.

Genesis Financial, Inc.
Statements of Operations

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
REVENUE:
Contract sales revenues	$ 10,696	$ 929,198
Cost of contracts sold	-	802,602
Net gain on sales of contracts	10,696	126,596

Real estate sales revenues	1,554,081	101,953
Carrying value of real estate sold	1,783,942	316,662
Net gain (loss) on sales of real estate	(229,861)	(214,709)

Interest, processing fee and other income	1,003,764	1,470,251
Broker fee income	344,405	768,753
	1,129,004	2,150,891

EXPENSES:
Provision for losses	1,882,589	1,158,894
Compensation and related expenses	327,363	387,549
Interest expense, related party	163,000	158,694
Interest expense, other	98,581	207,421
Office occupancy	39,005	38,512
Other operating expenses	269,113	150,843
	2,779,651	2,101,913

NET OPERATING INCOME (LOSS)	(1,650,647)	48,978

OTHER INCOME( LOSS):
Gain (loss) on sale of investment securities	(19,681)	134,224
Writedown of carrying value of investment securities	(315,754)	-
	(335,435)	134,224

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,986,082)	183,202

INCOME TAX BENEFIT (EXPENSE):
Current	10,000	(7,885)
Deferred	(5,260)	(45,636)
	4,740	(53,521)

NET INCOME (LOSS)	$ (1,981,342)	$ 129,681

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$ (0.29)	$ 0.02
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	6,804,778	6,903,683

See accompanying notes to financial statements.

Genesis Financial, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2007 and 2008
					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
BALANCE, DECEMBER 31, 2006	3,255,530	$ 3,255	$ 3,963,575	$ 38,127	$ 345,550	$ 4,350,507

Common stock redeemed and cancelled	(116,260)	(116)	(161,970)			(162,086)
Common stock issued for cash
Private placement at $3.00 per share	10,000	10	29,990			30,000
Two for one stock split	3,265,530	3,266	(3,266)			-
Exercise of stock options at $.60 per share	680,000	680	407,320			408,000
Net income	-	-	-	129,681		129,681
Reclassification of loss on securities to earnings					(153,939)	(153,939)
Unrealized loss on securities						-
available for sale	-	-	-	-	(173,280)	(173,280)
Comprehensive loss						(197,538)
BALANCE, DECEMBER 31,2007	7,094,800	7,095	4,235,649	167,808	18,331	4,428,883

Common stock redeemed
and cancelled	(387,692)	(387)	(266,248)			(266,635)

Net loss				(1,981,342)		(1,981,342)
Reclassification of loss on securities to earnings					(18,331)	(18,331)
Comprehensive loss						(1,999,673)
BALANCE, DECEMBER 31,2008	6,707,108	$ 6,708	$ 3,969,401	$ (1,813,534)	$ -	$ 2,162,575

See accompanying notes to financial statements.

Genesis Financial, Inc.
Statement of Cash Flows
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,981,342)	$ 129,681
Noncash items included in net income (loss):
Provision for losses	1,882,589	1,158,894
Loss (gain) on sales investment securities	19,681	(134,224)
Writedown of carrying value of investment securities	315,754
Deferred income taxes	5,260	45,636
Changes in assets and liabilities:
Interest and other receivables	10,545	(132,172)
Contract inventories	(1,164,484)	(752,531)
Real estate inventories	1,155,291	(546,901)
Income taxes receivable	124,694	(134,694)
Other assets	-	(20)
Other current liabilities	(457,464)	(970,077)
Net cash used in operating activities	(89,476)	(1,336,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(93,205)	(100,000)
Sales of investment securities	51,529	173,899
Net cash provided (used) by investing activities	(41,676)	73,899
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock		30,000
Proceeds from exercise of stock option		408,000
Redemption of common stock	(266,635)	(162,086)
Borrowings (repayment) line of credit with affiliate, net	500,000	62
Borrowings (repayment) from line of credit from bank, net	(150,000)	150,000
Net cash provided by financing activities	83,365	425,976

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(47,787)	(836,533)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165,174	1,001,707
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 117,387	$ 165,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Interest paid in cash	$ 264,494	$ 366,115
Income taxes paid in cash		$ 84,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contract inventory transferred to real estate inventory	$ 1,064,727	$ 1,482,500

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

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

Inventories

Contracts receivable

Real estate contracts held in inventory for resale are carried at the lower of cost (outstanding principal adjusted for net discounts, deferred origination fees and capitalized acquisition costs) or market value, determined on an aggregate basis by major type of receivable.  Interest on these receivables is included in interest income during the period held for sale. Until the contract is sold, contract origination fees received from borrowers are deferred and amortized into income over the established average life of related loan under a method which approximates the effective interest rate method.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

The Company holds contracts in inventory pending sale. Typically, the Company attempts to sell contracts three to twelve months after acquisition. It is not the policy of the Company not to hold any contracts for investment purposes.

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

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

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

NOTE 2 — INVENTORIES:

Contracts Receivable:

The Company's contract receivables balances consisted of the following:

	December 31,
	2008	2007
Unpaid principal balances	$5,424,733	$5,521,853
Deferred origination costs	(11,337)	(208,214)
Totals	$5,413,396	$5,313,639

The Company recognized gain (loss) on the sale of contract receivables as follows:

	December 31,
	2008	2007
Gain (loss) on sale - Non Affiliate	$-	$126,596
Gain on sale - Affiliate	10,696	-
Total gain on sale of contracts	$10,696	$126,596

Real Estate:

The Company’s real estate inventory balances consisted of the following:

	December 31,
	2008	2007
Residential properties	$267,051	$479,329
Commercial properties	25,000	745,222
Land properties	1,341,453	1,321,744
Acquisition costs	102,507	220,515
Total	$1,736,011	$2,766,810

Loss Allowance:

 The activity in the Company's loss allowance account consisted of the following:

	December 31,
	2008	2007
Beginning balances	$795,900	$255,057
Additions	1,882,589	1,158,894
Writeoffs to real estate	(940,235)	(576,741)
Writeoffs to contracts		(41,310)
Ending balances	$1,738,254	$795,900

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

Serviced Contracts:

The unpaid principal balances of contracts serviced for others consisted of the following:

	December 31,
	2008	2007
Unpaid balances - Non Affiliate	$16,404,443	$17,289,340
Unpaid balances - Affiliate	11,262,532	11,107,816
Total unpaid principal balances	$27,666,975	$28,397,156

NOTE 3 — INVESTMENT IN SECURITIES AVAILABLE FOR SALE:

Investment in securities available for sale consisted of the following at the end December 31, 2008 and 2007 respectively: The carrying cost, gross unrealized gains (losses) and fair value of available-for-sale securities at the end of each year is as follows:

	December 31,
	2008	2007
Original Cost	$421,587	$399,592
Writedown of carrying value	(315,754)
Adjusted Cost	105,833	399,592
Gross unrealized gains	-	84,213
Gross unrealized losses	-	(65,882)
Fair value	$105,833	$417,923

During the year ended December 31, 2008, the Company sold shares of two securities for gross proceeds of $51,529 and recognized a loss of $19,681.   During the year ended December 31, 2008, the Company sold shares of one security for gross proceeds of $173,899 and recognized a gain of $134,224.

During the year ended December 31, 2008, the Company wrote down the value of certain investment securities because management believed their decline in market value was other than temporary.   These writedowns resulted in a realized loss of $315,754.   There were no writedowns during the year ended December 31, 2007.

NOTE 4 — LINE OF CREDIT:

At December 31, 2008 and 2007, the Company had a $2,500,000 and $2,000,000, respectively, Line of Credit, (“LOC”) Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by John Coghlan, a director and principal shareholder of the Company. The interest rate on the line is 8% per annum, a term of twelve months, and an origination fee of 1% or $25,000 and $20,000. The outstanding balance at December 31, 2008 and 2007 was $2,500,000 and $2,000,000 respectively.  The credit line is secured by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0.  The line of credit has been renewed for $2,500,000 with the same terms through December 2009.  Borrowings under the line are personally guaranteed by Mr. Coghlan.

At December 31, 2008 and 2007, the Company had a $1,500,000 Line of Credit with RiverBank with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%. The interest rate on the line at December 31, 2008 is 6% per annum. The line has a term of twelve months, and an origination fee of 1%, or $15,000.  The outstanding balance at December 31, 2008 and 2007 was $1,000,000

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

and $1,150,000, respectively. The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. John Coghlan is a director and officer of the Company.

Subsequent to June 2009, the Company reestablished the expired line of credit with RiverBank, bearing interest at a variable rate equal to the prime rate index rate plus 1%, plus a minimum of $25,000 principle per month. The line of credit requires a one percent origination fee that is payable in cash. The line is for a 12 month term, and expires on July 1, 2010.  We believed the terms of the line of credit were acceptable.

NOTE 5 – COMMON STOCK:

In January of 2007, the Company issued 10,000 shares of common stock in consideration of $30,000. Commissions or expenses were not incurred in connection with this private placement.

On January 2, 2007, the Company affected a two for one stock split that increased the existing number of outstanding common shares by 3,265,530.

During the years ended December 31, 2008 and 2007, the Company redeemed and cancelled 387,692 shares of common stock for $266,635 and 116,260 shares of common stock for $162,086, respectively, from various shareholders of the Company.

NOTE 6 – STOCK OPTION PLAN

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the Shareholders of the Company on May 2, 2002.  The plan allows for issuance of Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs).  The maximum number of shares that may be subject to option and exercised under the Plan is 1,300,000 shares (adjusted for the two for one stock split that occurred in 2007).  The ISOs and NSOs expire 30 days after the recipient ceases to be an employee for the Company, or one year after the recipient’s death.

Activity and information about the stock options for each of the years ending December 31, is as follows:

	December 31,
	2008	2007
Balance at beginning of year	-	494,000
Adjusted two for one split		494,000
Issued	-	-
Exercised	-	(680,000)
Expired or forfeited	-	(308,000)
Stock options, end of year	-	-

Available for future grants	261,000	261,000

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

NOTE 7 – INCOME TAX:

Components of the Company’s deferred income taxes are as follows:

	2008		2007
Net operating loss carryover	$191,041	$
Loan and REO loss allowance	598,276
Excess capital losses	1,114		1,114
Other	4,146		4,146
Deferred tax asset	794,577		5,260
Less: Valuation allowance	(794,577)		-
Net deferred tax asset	$0		$5,260

The deferred tax assets were calculated assuming a 34% federal marginal tax rate at December 31, 2008 and December 31, 2007. The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss) primarily due to net operating loss carryovers.

At December 31, 2008, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $561,000. Because management does not believe it is more likely than not that the carry forward will be utilized, the related deferred tax asset has been fully reserved.

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

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts cash and cash equivalents, inventories – contracts, investments in securities available for sale, and lines of credits approximate their fair value because of the short maturity or holding period of these instruments.,

Effective January 1, 2008, accounting principles require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The new accounting principles establish a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level input that is significant to the fair value measurement. Inputs are prioritized into three levels that

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

may be used to measure fair value:

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

At December 31, 2008, our financial instrument measured at fair value on a recurring basis consists of investments in securities available for sale which is measured using Level 1 inputs.

NOTE 10 – FUNDS HELD IN ESCROW:

In the normal course of business Genesis purchases real estate receivable contracts for its own account and brokers transactions for others.  To facilitate the closing of brokered transactions, Genesis often receives funds pending disbursement to a closing agent.  Genesis has no interest in these funds and deposits them into a separate bank account designated the Genesis Financial, Inc. Trust Account.  In certain instances Genesis also collects prepaid loan advances, which are accounted for in the Trust Account.  These amounts are not included in the financial statements.

	December 31,
	2008	2007
Funds held in escrow	$102,446	$565,945

NOTE 11— RELATED-PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common shares of Genesis.

Coghlan Family Corporation and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John and Wendy Coghlan collectively own 35.65% of Coghlan, LLC and are co-managers.  Genesis Holdings, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and director of Genesis Holdings, Inc.

In addition to the related party information disclosed in note 2 and 4, Genesis has the following related party transactions:

In April 2004, Genesis Financial, Inc. entered into a management and servicing agreement to manage the funds of Genesis Holdings, Inc., a Washington corporation.  Genesis Financial, Inc. was to receive a fee equal to one and one-half percent of the assets managed; which are the assets owned by Genesis Holdings, Inc.   Genesis Financial, Inc. does not own any of the outstanding stock of Genesis Holdings, Inc, but the officers of Genesis

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

Financial, Inc. are the same officers of Genesis Holdings, Inc.  Genesis Financial, Inc. earned fees under this agreement totaling $53,533 and $53,466 during the years ended December 31, 2008 and 2007, respectively.

The following related party transaction occurred in the years ending December 31, 2008 and December 31, 2007.

2008:

Coghlan Family Corporation “CFC”

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

On August 28, 2008, Genesis Holdings, Inc. purchased interests in residential receivables totaling $166,996.

On October 27, 2008, Genesis Holdings, Inc. purchased an interest in a land sale contract receivable totaling $43,913.

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

On August 20, 2008, Genesis Holdings II, Inc. purchased interests in a residential notes receivable totaling $73,522.

On August 25, 2008, Genesis Holdings II, Inc. purchased an interest in a residential receivable totaling $34,647.

On October 23, 2008, Genesis Holdings II, Inc. purchased interests in three residential contracts receivable totaling $125,216.

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

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

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

NOTE 12 – SUBSEQUENT EVENTS

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

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2008

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

In May 2010 the Company sold 1,000,000 common shares of stock in a private placement for $100,000.

ITEM 8B.

Other Information.

Throughout fiscal year 2008, the nation’s financial markets continued to tighten.  The two big national competitors in the seller financed real estate receivables market, Bayview and C-Bass, both retracted from the market due to the disintegration of the receivables securitization markets.  Many of the large companies in the commercial hard money lending market (i.e. PointCenter, Premier, Scripps) either discontinued their lending programs, or discontinued operations.

The Company has experienced increased contract receivables delinquencies and repossessions due to the inability of our borrowers (receivables payors) to refinance their loans or sell the property (our security interest).  The void left by the exit of Bayview and C-Bass from the seller financed markets, coupled with the poor performance of the commercial loans, has caused GFI re-focus its business direction from hard money lending to acquiring seller financed real estate receivables.  The corresponding increase in our receivables delinquencies and repossessions has resulted in decreased revenues and profitability. As a result of these significant market changes, GFI has implemented a new corporate management strategy.

On December 27, 2008, GFI entered into a Corporate Restructuring Agreement with Genesis Finance Corporation (GFC) whereby it outsourced its day-to-day management and servicing operations to GFC, an affiliated company, effective January 1, 2009.  GFC is owned and controlled by Michael Kirk, GFI’s President and member of its board of directors.  GFI will pay a combination management and servicing fee of $6,000 per month to GFC for these services. We believe that his arrangement will result in a material monthly savings to GFI in operational expenses.  Additionally, GFI assigned its interest in the July 15, 2008 Genesis Holdings II, Inc. Management and Loan Servicing Agreement to GFC.  As a part of this outsourcing agreement, GFC will be entitled to earn any spread income generated from the sale of investor-owned GFC managed receivables.  The Company’s forward focus will be to minimize expenses, while reducing debt as they work through the problem delinquencies and repossessions.  Their business focus has shifted from the commercial hard money loans to the acquisitions of seller financed real estate receivables.  (See Exhibit 10.3)

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been disagreements between the Company and its accountants on accounting and financial disclosure, and no changes in our financial statement presentation were required by our accountants during the fiscal year ending December 31, 2008.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART III

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2008, the Directors and Executive officers were as follows:

Fiscal Year
Ended
December	Name	Age	Position
2008
	Michael A. Kirk	56	President, CEO, Director
	Douglas Greybill	56	Vice President
	Jim Bjorklund	51	Director
	John R. Coghlan	65	Director, CFO, Chairman

As of December 31, 2008, Genesis operated with four full-time employees, and a three member Board of Directors. Additional employees will be added as activity levels warrant the addition. The following are brief biographical descriptions of the current Executive Officers and Directors of Genesis.

MICHAEL A. KIRK, President, Chief Executive Officer and Director, age 56, is responsible for the overall management of operations.  Mr. Kirk has held these positions since inception of the company.  He will oversee and be directly involved with buying, underwriting, and secondary marketing. He will also oversee the processing, closing and servicing functions.  Mr. Kirk is a founder of Genesis and has served as President and Director since inception in January, 2002.  Mr. Kirk devotes his full time and energy to the business.

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

DOUGLAS GREYBILL, Vice President, age 56, is primarily responsible for the closing and collection operations of the Company, as well as coordinating the sales of the asset pools to secondary investors.  Mr. Greybill is a full-time employee of the Company, having joined Genesis on March 1, 2002, and served in the capacity of Vice President commencing March 26, 2003.  He is also actively involved in receivable buying and marketing to brokers, and assists in underwriting the receivables and loans, to assure compliance with the requirements of the secondary market investors.

Until joining Genesis in March, 2002, Mr. Greybill served as Vice President of Acquisitions and Secondary Markets for FSB Mortgage, a Little Rock, Arkansas based secondary market investor in seller financed receivables.  FSB hired Mr. Greybill in early 2000 to significantly expend FSB’s presence in the direct purchasing of seller receivables.  Prior to joining FSB, Mr. Greybill was Metropolitan’s Vice President of Capital Markets, responsible for correspondence lending and secondary market sales for three years.  Prior to joining Metropolitan, he was Executive Vice President and Chief

Credit Officer for Willamette Savings and Loan, a billion dollar thrift headquartered in Portland, Oregon. On December 31, 2008, Douglas Greybill resigned his executive officer position as Vice President.

JOHN R. COGHLAN, Director, Chief Financial Officer, Chairman of the Board, age 65, became a Chairman of the Board of Directors on January 2, 2006. Mr. Coghlan is a retired C.P.A.  Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, Mr. Coghlan has been employed by the Coghlan Family Corporation, a privately held family business that manages family investment accounts.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grand children.

Labor Ready, Inc. is an international provider of temporary labor with 769 locations as of March 28, 2003 and annual revenues of $862.7 million for the year ended December 31, 2002.  At the time Mr. Coghlan retired from Labor Ready in 1996, it operated 200 locations and generated $163 million in annual revenues.

JIM BJORKLUND, age 51, has been a Director of Genesis since January 2, 2006.  Mr. Bjorklund is a licensed realtor in the State of Washington, primarily involved in the residential real estate market.  His expertise is working directly with builders and developers in the marketing and selling of their homes.  Mr. Bjorklund is a life-long resident of Spokane, Washington.

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

Genesis has no employment agreements in place with any employee, including executive officers.  All employment is “at will”. For the fiscal year ending, December 31, 2008, Michael A. Kirk, President, receives a salary of $96,000 per annum, and usual company benefits such as health insurance.  Douglas Greybill, Vice President, receives a salary of $72,000 per annum, and usual company benefits such as health insurance.

The Company has in place an employee bonus program that provides for a “bonus pool” of 10% of the pre-tax net profit that is distributed as shown below.  This bonus pool is computed on a monthly basis.

Michael A. Kirk	50%
Douglas Greybill	25%
Trena Hayes	12.5%
Virginia Walters	12.5%

As of December 31, 2008, the Board of Directors was reviewing the program, with the probable outcome that the program will be discontinued until the Company returns to consistent profitability.

The following table set forth the compensation information on executive officers Michael A. Kirk, Douglas  Greybill, and Brad Herr.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Comp ($)	All other Compensation	Total
Michael Kirk	2007	$96,000	$31,812	-0-	-0-	-0-	-0-	$127,812
	2008	$96,000	-0-	-0-	-0-	-0-	-0-	$ 96,000
Douglas Greybill	2007	$72,000	$15,906	-0-	-0-	-0-	-0-	$ 87,906
	2008	$72,000	$ 4,186	-0	-0-	-0-	-0-	$ 82,186

Grants of Plan-Based Awards

There were no grants of plan based awards to any executive officer or director during the fiscal year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2008.

Director Compensation

We compensated Jim Bjorklund, a company director, $21,750 in fiscal year 2008 and $35,519 in fiscal year 2007 for his service to the Company.

Meetings and Committees of The Board Of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the board of directors performing these functions as of December 31, 2008, are Michael A. Kirk, John R. Coghlan, and Jim Bjorklund.

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

except as set forth above, applicable percentages are based upon 6,707,108 shares of common stock outstanding as of December 31, 2008.

Directors, Executive Officers and 5% Shareholders of our Company
	December 31, 2008
	Number	%
Michael Kirk	500,000(1)	7.45%
Doug Greybill	145,000	2.16%
John R. Coghlan	3,650,420	54.40%
Jim Bjorklund	133,200	1.99%
Directors and executive officers as a group(2)	4,448,620	66.00%

(1) 250,000 shares have been pledged in favor of Coghlan Family Corporation.

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

Coghlan Family Corporation and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John and Wendy Coghlan collectively own 35.65% of Coghlan, LLC and are co-managers.  Genesis Finance Corporation is a company owned and controlled by Mike Kirk.

On April 16, 2004, Genesis Financial, Inc. (“GFI”) entered into a management and servicing agreement to manage the funds of Genesis Holdings, Inc., a Washington corporation.  GFI manages the business functions and receivables portfolio, services portfolio loans for Genesis Holdings, Inc.  Genesis Holdings, Inc. pays GFI a One (1%) fee for management and a half (0.5%) fee for loan servicing.  GFI does not own any of the outstanding stock of Genesis Holdings, Inc, however, Mike Kirk, President of GFI is the President of Genesis Holdings, Inc.  GFI earned fees under this agreement totaling $53,533 and  $53,466 during the years ended December 31, 2008 and 2007, respectively.  Effective January 1, 2009, Mike Kirk resigned his positions with Genesis Holdings, Inc. and John Coghlan replaced his positions.

On July 15, 2008, Genesis Holdings II, Inc., a Washington corporation, entered into a Management and Loan Servicing Agreement with GFI.  Genesis Holdings II, Inc. was formed to acquire interests in real estate receivable contracts which it intended to purchase from GFI.  John Coghlan, a member of the board of directors of GFI and principal shareholder acts as the President of Genesis Holdings II, Inc.  GFI manages the business functions and services portfolio loans of Genesis Holdings II, Inc.  Genesis Holdings, Inc. pays GFI a One (1%) fee for management and a half (0.5%) fee for loan servicing.  A copy of the Agreement is attached to this report as Exhibit 10.2.  Effective January 1, 2009, Genesis Finance Corporation will manage Genesis Holdings II, Inc.

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

2008

Mike Kirk and Genesis Finance Corporation

On January 2, 2008, the Company repurchased 200,000 common shares from Mike Kirk for a purchase price of $150,000 in connection with a corporate stock repurchase plan.

On December 27, 2008, GFI entered into a Corporate Restructuring Agreement with Genesis Finance Corporation (GFC) whereby it outsourced its day-to-day management and servicing operations to GFC, an affiliated company, effective January 1, 2009.  GFC is owned and controlled by Michael Kirk, GFI’s President and member of its board of directors.  GFI will pay a combination management and servicing fee of $6,000 per month to GFC for these services. We believe that his arrangement will result in a material monthly savings to GFI in operational expenses.  Additionally, GFI assigned its interest in the July 15, 2008 Genesis Holdings II, Inc. Management and Loan Servicing Agreement to GFC.  As a part of this outsourcing agreement, GFC will be entitled to earn any spread income generated from the sale of investor-owned GFC managed receivables.  The Company’s forward focus will be to minimize expenses, while reducing debt as they work through the problem delinquencies and repossessions.  Their business focus has shifted from the commercial hard money loans to the acquisitions of seller financed real estate receivables.  Office furniture and equipment owned by Genesis Financial or Mike Kirk was transferred to GFC.  (See Exhibit 10.3)

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Warehousing Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 Million Dollar line of credit.  The rate of interest was One (1%) percent over the Prime Rate of interest quoted on the first day of the month prior to the payment date. Interest is payable monthly. The company paid a commitment fee of One Half of One Percent (1/2%) aggregating $12,500.  The company was permitted to request advances from time to time.  The note is secured by a first lien position on all Company assets.  Mike Kirk personally guaranteed the note.  If the Company defaults on the Agreement, default interest rate will be Twelve (12%) per annum.  A copy of the Agreement is attached as Exhibit 10.1.

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

On August 28, 2008, Genesis Holdings, Inc. purchased interests in residential receivables totaling $166,996.

On October 27, 2008, Genesis Holdings, Inc. purchased an interest in a land sale contract receivable totaling $43,913.

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

On August 25, 2008, Genesis Holdings II, Inc. purchased an interest in a residential receivable totaling $34,647.

On October 23, 2008, Genesis Holdings II, Inc. purchased interests in three residential contracts receivable totaling $125,216.

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

ITEM 14.

Principal Accounting Fees and Services.

DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2008 and 2007.

The following table presents fees for professional audit services rendered by DeCoria, Maichel &Teague, P.S. for the audit or review of Genesis’ financial statements for the years ended December 31, 2007 and 2008, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2008	2007
Audit Fees	$20,000	$20,000
Audit Related
Tax Fees
All other Fees
Total Fees	$20,000	$20,000

(1)Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.  Above fees are estimates and may vary.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during the fiscal years ending December 31, 2008 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

(a) List Financial Statements filed as a part of this Annual Report

Description

Page No.

Report of Independent Registered Public Accounting Firm

21

Balance Sheets

22

Statements of Operations

23

Statement of Changes in Stockholders’ Equity

24

Statements of Cash Flows

25

Notes to Financial Statements

26

List all Exhibits Required by Item 601

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

Dated: June 8, 2010

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

Dated:  June 7, 2010

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: President, CEO, Director

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chairman, CFO, Director