Form 10-Q
period 2009-03-31
GENESIS FINANCIAL INC
filed 2010-07-22
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2009

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

As of July 12, 2010 we had 7,757,108 shares of common stock issued and outstanding.

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

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

18

Item 4.  Removed and Reserved.

18

Item 5.  Other Information.

18

Item 6.  Exhibits

18

SIGNATURES

18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,863	$117,387
Interest and other receivables	322,994	247,904
Inventories, lower of cost or market:
Contracts	5,508,678	5,413,396
Real estate	1,400,078	1,736,011
Subtotal	6,908,756	7,149,407
Less allowance	(1,637,969)	(1,738,254)

Net inventories	5,270,787	5,411,153
Income taxes receivable	10,000	10,000

Total current assets	5,652,644	5,786,444

Investment in securities available for sale	75,262	105,833
Other assets	2,680	2,680
Total assets	$5,730,586	$5,894,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$2,500,000	$2,500,000
Line of credit, bank	950,000	1,000,000
Other current liabilities	140,046	232,382
Total current liabilities	3,590,046	3,732,382

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value: 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000,000 authorized,
6,707,108 issued and outstanding	6,708	6,708
Additional paid-in capital	3,969,401	3,969,401
Accumulated deficit	(1,835,569)	(1,813,534)
Total stockholders' equity	2,140,540	2,162,575

Total liabilities and stockholders' equity	$5,730,586	$5,894,957

See accompanying notes to financial statement.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

		Three Months Ended March 31,
		2009	2008
REVENUE:
Interest, processing and other income (expense)		$(10,611)	$379,907
Broker fee income		7,787	263,917
Total revenues		(2,824)	643,824

EXPENSES:
Provision (recovery) for losses		(100,285)	75,000
Management fee - affiliate		18,000	-
Compensation and related expenses		-	88,231
Interest expense, related party		26,199	53,651
Interest expense, other		18,819	33,093
Office occupancy		2,358	15,302
Other operating expenses		12,399	10,667
Total operating expenses (income)		(22,510)	275,944

NET INCOME FROM OPERATIONS		19,686	367,880

OTHER INCOME (LOSS):
Loss on sale of investment securities		(41,721)	-

NET INCOME (LOSS) BEFORE INCOME TAXES		(22,035)	367,880

INCOME TAXES		-	10,000

NET INCOME (LOSS)		$(22,035)	$357,880

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$	Nil	$0.05
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED		6,707,108	6,955,315

See accompanying notes to financial statement.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES	$185,679	$(329,804)

CASH FLOWS FROM INVESTING ACTIVITIES	30,571	-

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(180,000)
Borrowings (repayment) line of credit with affiliate, net	-	500,000
Borrowings (repayment) from line of credit from bank, net	(50,000)	(150,000)
	(50,000)	170,000
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	166,250	(159,804)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	117,387	165,174

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$48,863	$5,370

See accompanying notes to financials statement.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

March 31, 2009

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

The nation-wide economic recession, coupled with a devastated real estate market, has forced the Company to make adjustments in their organizational and operational structure.  Effective January 1, 2009, all day-to-day management and servicing functions were out-sourced, dramatically reducing overhead expenses.  At the same time, underwriting parameters were tightened, and additional approval procedures were established.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

GENESIS FINANCIAL, INC.

Notes to Financial Statements

March 31, 2009

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

Inventories –

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

GENESIS FINANCIAL, INC.

Notes to Financial Statements

March 31, 2009

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

NOTE 2 – INVENTORIES:

The Company's real estate inventory balances consisted of the following:

	March31,	December 31,
	2009	2008
Residential properties	$265,514	$267,051
Commercial properties	-	25,000
Land properties	1,005,748	1,341,453
Acquisition costs	128,816	102,507
Total	$1,400,078	$1,736,011

GENESIS FINANCIAL, INC.

Notes to Financial Statements

March 31, 2009

Loss Allowance:

The activity in the Company's loss allowance account for the three months ended  March 31, is as follows:

	2009	2008
Beginning balances	$1,738,254	$795,900
Additions	75,000	75,000
Writeoffs (recoveries)	(175,285)	(812,400)
Ending balances	$1,637,969	$58,500

The Company did a carrying value analysis of their portfolio during the quarter ended March 31, 2009 and increased reserves by $75,000.  The Company had writeoffs, net of recoveries of previously reserved contracts totaling $175,285 for the three months ended March 31, 2009.

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

Genesis Financial, Inc. had the following related party transactions for the quarter ending March 31, 2009 and the quarter ended March 31, 2008.

Michael Kirk and Genesis Finance Corporation

On January 2, 2008, the Company repurchased 200,000 common shares from Michael Kirk for a purchase price of $150,000 in connection with a corporate stock repurchase plan.

On December 27, 2008, GFI entered into a Corporate Restructuring Agreement with Genesis Finance Corporation (GFC) whereby it outsourced its day-to-day management and servicing operations to GFC, an affiliated company, effective January 1, 2009.  GFC is owned and controlled by Michael Kirk, GFI’s President and member of its board of directors.  GFI will pay a combination management and servicing fee of $6,000 per month to GFC for these services. We believe that his arrangement will result in a material monthly savings to GFI in operational expenses.  Additionally, GFI assigned its interest in the July 15, 2008 Genesis Holdings II, Inc. Management and Loan Servicing Agreement to GFC.  As a part of this outsourcing agreement, GFC will be entitled to earn any spread income generated from the sale of investor-owned GFC managed receivables.  The Company’s forward focus will be to minimize expenses, while reducing debt as they work through the problem delinquencies and repossessions.  Their business focus has shifted from the commercial hard money loans to the acquisitions of seller financed real estate receivables.  Office furniture and equipment owned by Genesis Financial or Michael Kirk was transferred to GFC.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

March 31, 2009

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Warehousing Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 million line of credit (see note 4).  The rate of interest was one (1%) percent over the Prime Rate of interest quoted on the first day of the month prior to the payment date. Interest is payable monthly. The Company paid a commitment fee of one half of one percent (1/2%) aggregating $12,500.  The Company was permitted to request advances from time to time.  The note is secured by a first lien position on all Company assets.  Michael Kirk personally guaranteed the note.  If the Company defaults on the Agreement, default interest rate will be Twelve (12%) per annum.

On January 20, 2009 CFC purchased a $100,000 interest in a contract secured by land.

Coghlan, LLC

On February 27, 2008 Coghlan, LLC purchased interests in one commercial property note receivable for $100,000.

Genesis Holdings, Inc.

There was no activity for the 1st quarter 2008 or 2009.

Genesis Holdings II, Inc.

On January 20, 2009 Genesis Holdings II purchased a $25,000 interest in a contract secured by land.

NOTE 4 — LINE OF CREDIT:

At March 31, 2009, the Company had a $1,000,000 Line of Credit with RiverBank with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1% total 8.25%.  The line has a term of 12 months, and an origination fee of 1%, or $10,000.  The outstanding balance at March 31, 2009 was $950,000.  The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At March 31, 2009, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is 8% per annum with an origination fee of 1% or $20,000. The outstanding balance at December 31, 2008 was $2,500,000.  The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.

NOTE 5 – SUBSEQUENT EVENTS:

The country’s economic environment since December 31, 2007 has steadily worsened, having a dramatic affect not only on the Company’s profitability, but also on the Company’s business focus and organizational structure.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

March 31, 2009

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

Effective January 1, 2009, Genesis Financial, Inc. outsourced its day-to-day management and servicing operations to Genesis Finance Corporation (GFC), an affiliated company solely owned by Michael Kirk.  GFI pays a combination management and servicing fee of $6,000 per month to GFC for these services. This arrangement resulted in material monthly savings to GFI in operational expenses.  In addition to the monthly management fee, GFC will retain any spread income generated from those investor-owned deals they assumed the management of.  The Company’s forward focus is to keep expenses to a minimum, while reducing debt as they work through the problem delinquencies and repossessions.  Their business focus has shifted from the commercial hard money loans to the acquisitions of seller financed real estate receivables.

Effective January 1, 2009, Director and majority shareholder, John R. Coghlan, was appointed Co-President and Chairman of the Board of Genesis Financial, Inc.  Michael Kirk was appointed Co-President, CEO, and Director of the Company, and James Bjorklund remained a Director.  Douglas Greybill left the Company.

In April, 2010 Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per to accredited investors for a total of $105,000 received.

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

GENESIS FINANCIAL, INC.

Notes to Financial Statements

March 31, 2009

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

At March 31, 2009 and 2008, our financial instrument measured at fair value on a recurring basis consists of investments in securities available for sale which is measured using Level 1 inputs.

NOTE 7 – LEGAL PROCEEDINGS:

In June, 2008, three members of Valencia, LLC filed suit against Genesis Financial, Inc., Valencia LLC and both LLC managers Michael Kirk and Brad E. Herr.  The suit alleged that although Kirk and Herr had acquired a majority approval of the settlement, the magnitude of the settlement required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of the settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest amongst the Valencia LLC members.  In addition, Genesis was reimbursed for $25,000 of their legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiffs from future credit sales. The debt was paid in full on September 23, 2009.

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

As of the third quarter of 2008, Management felt the real estate and financial markets were going to continue to decline, and made the decision that some major adjustments in the way the Company operated going forward was necessary.  The decision was made to reduce overhead expense by outsourcing the day-to-day operations of the Company, to focus on reducing the Company’s debt through a re-structuring of terms with our credit facilitators, to pursue the sale of Company assets, to continue acquisitions and originations only on deals that have been pre-sold, to focus on salvaging delinquent accounts through increased collection activity and workouts, and to increase the focus on maintenance and resale of repossessions.  This plan was implemented January 1, 2009.

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2008

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2009 compared to quarter ended March 31, 2008.

Revenues

Total revenues for the quarter ending March 31, 2009 were ($2,824) compared to $643,824 for the quarter ending March 31, 2008.  The company was generally inactive for the three months ended March 31, 2009 and no contracts were purchased or sold, or loans originated while the company generated $268,917 in broker fee income and $379,907 in interest and processing fee income for the same three months ending March 31, 2008.

Our ending inventory for the quarters ending March 31, 2009 and 2008 consisted of contracts and real estate properties with a cost basis of $6,854,289 and $8,190,811, respectively.

Net aggregate total revenues for the quarters ending March 31, 2009 and 2008 were ($2,824) and $643,824, respectively, generating net income from operations of $19,686 and $367,880, respectively for each quarter.

Of the contracts held in inventory at March 31, 2009 and 2008, contracts with aggregate values of $1,350,236 and $2,331,526 respectively, were in payment default. We believe this increase in defaults was related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for those quarters ended March 31, 2009 and 2008, were $32,757 and $114,200, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, and maintenance.  The period over period increases and (decreases) for the fiscal quarters ended March 31, 2009 and 2008 were ($81,443) and $73,598, respectively. The primary reason for the decrease for the quarter ended March 31, 2009 was the out-sourcing of the management and servicing of the contracts, rather than an employee based management and servicing team. The primary reasons for the increase for the quarter ended March 31, 2008 were legal expenses due to the Valencia, LLC lawsuit.

Interest Expense

For the quarters ending March 31, 2009 and 2008, interest expense amounted to $45,018 and $86,744, respectively.

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

We consider the terms of the lines of credit to be acceptable. As of March 31, 2009 and 2008, the balances on the lines of credit were $3,450,000 and $3,500,000, respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit for the quarters ending March 31, 2008 and 2007, were ($50,000) and $1,039,896, respectively.

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

At March 31, 2009 and December 31, 2008, we had cash available of $48,863 and $117,387, respectively, and our lines of credit were fully extended.

At March 31, 2009, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%. The line of credit requires a one percent origination fee that is payable in cash. The line is for a twelve month term, and currently expires on July 1, 2010. The previous line of credit was expired June 1, 2009. We believed the terms of the line of credit were acceptable.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a one-half percent origination fee that is payable in cash.  The line is for a twelve month term, and expires December 31, 2009..  The line of credit was renewed June 29, 2009 and expires July 1, 2010. We believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

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

For the fiscal periods ending March 31, 2009 and March 31, 2008, our net cash provided (used) in operating activities was $216,250 and ($329,804), respectively.  The reason for the increase/decrease was the decrease in general and administrative expenses and the decrease in interest expense.

During these periods our net cash provided by financing activities was ($50,000) and $170,000, respectively.  The reason for the increase/decrease was our credit lines were at their maximum limits.

In May 2010, Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In June, 2008, three members of Valencia, LLC filed suit against Genesis Financial, Inc., Valencia LLC, Michael A. Kirk, LLC manager and Brad E. Herr, LLC co-managers.  The suit alleged that although Kirk and Herr had acquired a majority approval of the settlement, the magnitude of the settlement required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of the settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereby Genesis agreed to re-distribute their 52.5% interest among the Valencia LLC members.  In addition, Genesis was reimbursed $25,000 for legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiffs from future credit sales.

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the period covered by this Report.

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

Dated: July 21, 2010

Genesis Financial, Inc.

(Registrant)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: President and Chief Executive Officer

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chief Financial Officer

18