Form 10-Q
period 2009-06-30
GENESIS FINANCIAL INC
filed 2010-07-22
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2009

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

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

17

Item 4T. Controls and Procedures.

18

PART II-OTHER INFORMATION

19

Item 1.  Legal Proceedings.

19

Item 1A. Risk Factors

19

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults upon Senior Securities.

19

Item 4.  Removed and Reserved.

19

Item 5.  Other Information.

19

Item 6.  Exhibits

19

SIGNATURES

20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets

	June 30,	December 31,
	2009	2008
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$26,629	$117,387
Interest and other receivables	340,069	247,904
Inventories, lower of cost or market:
Contracts	5,422,955	5,413,396
Real estate	1,396,844	1,736,011
Subtotal	6,819,799	7,149,407
Less allowance	(2,047,065)	(1,738,254)

Net inventories	4,772,734	5,411,153
Income taxes receivable	10,000	10,000

Total current assets	5,149,432	5,786,444

Investment in securities available for sale	26,963	105,833
Other assets	2,680	2,680
Total assets	$5,179,075	$5,894,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$2,500,000	$2,500,000
Line of credit, bank	850,000	1,000,000
Other current liabilities	209,755	232,382
Total current liabilities	3,559,755	3,732,382

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value: 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000,000 authorized,
6,707,108 issued and outstanding	6,708	6,708
Additional paid-in capital	3,969,401	3,969,401
Accumulated deficit	(2,356,789)	(1,813,534)
Total stockholders' equity	1,619,320	2,162,575

Total liabilities and stockholders' equity	$5,179,075	$5,894,957

See accompanying notes to the financial statement.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Interest and other income	$65,786	$82,327	$55,175	$462,234
Broker fee income	46,957	42,921	54,744	306,838
Total revenues	112,743	125,248	109,919	769,072

EXPENSES:
Provision for losses	547,449	75,000	447,164	150,000
Compensation and related expenses	-	88,950	-	177,181
Management fee - affiliate	18,000	-	36,000	-
Interest expense, related party	26,489	37,911	52,688	91,562
Interest expense, other	11,379	30,348	30,198	63,441
Office occupancy	246	15,317	2,604	30,619
Other operating expenses	30,400	29,868	42,799	40,535
Total operating expenses	633,963	277,394	611,453	553,338

NET INCOME (LOSS) FROM OPERATIONS	(521,220)	(152,146)	(501,534)	215,734

OTHER INCOME (LOSS):
Gain (loss) on sales of securities	-	2,279	(41,721)	2,279

NET INCOME (LOSS) BEFORE INCOME TAXES	(521,220)	(149,867)	(543,255)	218,013

INCOME TAXES	-	-	-	10,000

NET INCOME (LOSS)	$(521,220)	$(149,867)	$(543,255)	$208,013

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$(0.08)	$(0.02)	$(0.08)	$0.03
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	6,707,108	6,805,571	6,707,108	6,880,029

See accompanying notes to the financial statement.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES	$(19,628)	$(178,687)

CASH FLOW FROM INVESTING ACTIVITIES	78,870	10,000

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(228,750)
Borrowings (repayment) line of credit with affiliate, net	-	500,000
Borrowings (repayment) line of credit with bank, net	(150,000)	(246,500)
	(150,000)	24,750

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(90,758)	(143,937)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	117,387	165,174

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$26,629	$21,237

See accompanying notes to the financial statement.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

June 30, 2009

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

June 30, 2009

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

Inventories -

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

June 30, 2009

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

NOTE 2 — INVENTORIES:

Real Estate:

The Company's real estate inventory balances consisted of the following:

	June 30,	December 31,
	2009	2008
Residential properties	$261,640	$267,051
Commercial properties	-	25,000
Land properties	1,135,204	1,341,453
Acquisition costs	-	102,507
Total	$1,396,844	$1,736,011

GENESIS FINANCIAL, INC.

Notes to Financial Statements

June 30, 2009

Loss Allowance:

 The activity in the Company's loss allowance account for the six months  ended June 30, is as follows:

	2009	2008
Beginning balances	$1,738,235	$795,900
Additions	447,164	150,000
Writeoffs	(138,334)	(812,400)
Ending balances	$2,047,065	$133,500

The Company did a carrying value analysis of their portfolio for the six months ended June 30, 2009 and increased reserves by $447,164.  The Company had write offs, net of recoveries of previously reserved contracts totaling $138,334 for the six months ended June 30, 2009.

NOTE 3 - RELATED PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John and Wendy Coghlan collectively own 35.65% of Coghlan, LLC and are co-managers.  Genesis Holdings, Inc is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and director of Genesis Holdings, Inc.

Genesis Financial, Inc. had the following related party transactions for the six months ended June 30, 2008 and 2009.

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

June 30, 2009

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

On April 11, 2008, CFC purchased interests in two commercial property notes receivable totaling $75,000.

On January 20, 2009, CFC purchased a $100,000 interest in a contract secured by land.

On June 19, 2009, CFC resold an REO residential contract for $23,700.

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

On May 26, 2009, Genesis Holdings, Inc. purchased a $7000 interest in a residential contract.

Genesis Holdings II, Inc.

On July 15, 2008, the Company entered into a Management and Loan Servicing Agreement with Genesis Holdings II, Inc., a Washington corporation.  Michael Kirk, Genesis Financial, Inc.’s Co-President, and Genesis Finance Corporation President, is the President of Genesis Holdings II, Inc.   Genesis Holdings II, Inc. is a privately held corporation which purchases real estate receivables from Genesis Financial Inc. and Genesis Finance Corporation from time to time for cash. A copy of the Agreement is attached as Exhibit 10.5.  Effective January 1, 2009, GFI transferred the management and servicing responsibilities of Genesis Holdings II, Inc. to Genesis Finance Corporation.

On August 20, 2008, Genesis Holdings II, Inc. purchased interests in a residential notes receivable totaling $73,522.

On August 25, 2008, Genesis Holdings II, Inc. purchased an interest in a residential receivable totaling $34,647.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

June 30, 2009

On January 20, 2009, Genesis Holdings II, Inc. purchased a $25,000 in a contract secured by land.

On April 1, 2009, Genesis Holdings II, Inc. purchased an interest in a land sale for $47,500.

JM Growth Enterprises, LLC

JM Growth Enterprises, LLC is a company owned and controlled by Michael Kirk and John Coghlan.

On April 30, 2009 JM Growth Enterprises, LLC purchased an interest in a commercial contract for $165,000.

NOTE 4 — LINE OF CREDIT:

At June 30, 2009, the Company had an $850,000 Line of Credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, totaling 6%.  The line has a term of 12 months, and an origination fee of 1%, or $10,000.  The outstanding balance at June 30, 2009 was $850,000.  The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At June 30, 2009, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is 8% per annum with an origination fee of 1/2% or $12,500. The outstanding balance at June 30, 2008 was $2,500,000.  The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.

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

GENESIS FINANCIAL, INC.

Notes to Financial Statements

June 30, 2009

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

At June 30, 2009 and 2008, our financial instrument measured at fair value on a recurring basis consists of investments in securities available for sale which is measured using Level 1 inputs.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

June 30, 2009

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

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2008.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2009 compared to quarter ended June 30, 2008.

Revenues

Total revenues for the quarter ending June 30, 2009 was $112,743 compared to $125,248 for the same quarter June 30, 2008.   The majority of revenue was generated from interest and broker fee income.

During the quarters ended June 30, 2009 and 2008, we did not sell any contracts and real estate properties.

We earned $65,786, and $82,327, respectively for the quarters ending June 30, 2009 and 2008 of interest, processing and other income, and $46,957 and $42,921, respectively, in broker fee income.

Net aggregate total revenues for the quarters ending June 30, 2009 and 2008 were $112,743 and $125,248, respectively, generating net income (loss) from operations of ($521,220) and ($152,146), respectively for each quarter.

Of the contracts held in inventory at June 30, 2009 and 2008, contracts with aggregate values of $1,409,755 and $1,794,792, respectively, were in payment default. We believe this increase in defaults was related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) quarters ended June 30, 2009 and 2008, were $48,646 and $134,135, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The year over year increases and (decreases) for the fiscal quarters ended June 30, 2009 and 2008 were ($85,489) and $(16,319), respectively. The primary reasons for the decreases were the changes made in operations, engaging a manager to manage the existing contracts and ceasing to actively seeking new contracts.

Interest Expense

For the quarters ending June 30, 2009 and 2008, interest expense amounted to $37,868 and $68,259, respectively.

Interest expense was incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

We are currently operating under a primary $850,000 line of credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%. The line of credit also includes a one percent origination fee.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight percent (8%).  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of June 30, 2009 and 2008, the balances on the lines of credit were $3,350,000 and $3,403,500 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Six Months ended June 30, 2009 compared to six months ended June 30, 2008.

Revenues

Total revenues for the quarter ending June 30, 2009, was $109,919 compared to $769,072 for the same period June 30, 2008. The revenue was generated from interest and broker fee income.

During the six months ended June 30, 2009, and 2008, we did not sell any contracts and real estate properties.

Our ending inventory for the six months ending June 30, 2009 and 2008 consisted of contracts and real estate properties with a cost basis of $6,765,432 and $7,563,077, respectively.

We also earned $55,175, and $462,234, respectively of interest, processing and other income, and $54,744 and $306,838, respectively, in broker and contract extension fees.

Net aggregate total revenues for the six months ending June 30, 2009 and 2008 were $109,919 and $769,072, respectively, generating net income (loss) from operations of ($501,534) and $215,734 respectively for the six months.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six months ended June 30, 2009 and 2008 were $81,403 and $248,335, respectively. G&A primarily consists of management and professional fees for legal and auditing. The year over year increases and (decreases) for the six months ended June 30, 2009 and 2008 were ($166,932) and ($89,917), respectively.  The primary reasons for the decreases were the changes made in operations, engaging a manager to manage the existing contracts and ceasing to actively seeking new contracts.

Interest Expense

For the six months ending June 30, 2009, and 2008, interest expense amounted to $82,886 and $155,003 respectively.

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

At June 30, 2009, and December 31, 2008, we had cash available of $26,629 and $117,387, respectively, and $-0- and $350,000, respectively available under our lines of credit.

At June 30, 2009, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%. The line of credit requires a one percent origination fee that is payable in cash. The line is for a twelve month term, and was renewed June 29, 2009.  We believed the terms of the line of credit were acceptable.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.  The line was renewed for 2009 and we believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

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

For the fiscal periods ending June 30, 2009 and June 30, 2008, our net cash used in operating activities was ($19,628) and ($178,687), respectively.  The reason for the increase was the provision for losses on the contract inventory.

During these periods our net cash provided by (used by) financing activities was ($150,000) and $24,750, respectively.  The reason for the increase/decrease was our credit lines were at their maximum limits.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

20