Form 10-Q
period 2009-09-30
GENESIS FINANCIAL INC
filed 2010-07-22
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2009

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

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

18

Item 4T. Controls and Procedures.

18

PART II-OTHER INFORMATION

20

Item 1.  Legal Proceedings.

20

Item 1A. Risk Factors

20

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

20

Item 3.  Defaults upon Senior Securities.

20

Item 4.  Removed and Reserved.

20

Item 5.  Other Information.

20

Item 6.  Exhibits

20

SIGNATURES

21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets

	September 30,	December 31,
	2009	2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$112,966	$117,387
Interest and other receivables	407,984	247,904
Inventories, lower of cost or market:
Contracts	4,993,899	5,413,396
Real estate	1,394,541	1,736,011
Subtotal	6,388,440	7,149,407
Less allowance	(1,996,022)	(1,738,254)
Net inventories	4,392,418	5,411,153

Income taxes receivable	10,000	10,000
Total current assets	4,923,368	5,786,444

Investment in securities available for sale	-	105,833
Other assets	2,680	2,680

Total assets	$4,926,048	$5,894,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$2,500,000	$2,500,000
Line of credit, bank	734,000	1,000,000
Other current liabilities	307,093	232,382
Total current liabilities	3,541,093	3,732,382

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value: 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000,000 authorized,
6,707,108 issued and outstanding	6,708	6,708
Additional paid-in capital	3,969,401	3,969,401
Accumulated deficit	(2,591,154)	(1,813,534)
Total stockholders' equity	1,384,955	2,162,575

Total liabilities and stockholders' equity	$4,926,048	$5,894,957

See accompanying notes to financial statement.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009		2008

REVENUE:
Contract sales revenues		$10,696			$10,696
Cost of contracts sold		-			-
Net gain (loss) on sales of contracts		10,696			10,696
Interest and other income	$38,708	157,045	$93,883		619,279
Broker fee income	213	30,967	54,957		337,805
Total revenues	38,921	198,708	148,840		967,780

EXPENSES:
Provision for losses	190,957	1,569,778	638,121		1,719,778
Compensation and related expenses	-	81,878	-		259,059
Management fee - affiliate	18,000	-	54,000		-
Interest expense, related party	26,781	37,808	79,469		129,370
Interest expense, other	20,001	16,674	50,199		80,115
Office occupancy	322	19,171	2,926		49,790
Other operating expenses	17,225	24,102	60,024		64,637
Total operating expenses	273,286	1,749,411	884,739		2,302,749

NET LOSS FROM OPERATIONS	(234,365)	(1,550,703)	(735,899)		(1,334,969)

OTHER INCOME (LOSS):
Gain (loss) on sales of securities	-	(10,118)	(41,721)		(7,839)
Writedown of carrying value of investment
securities		(386,468)			(386,468)
	-	(396,586)	(41,721)	#	(394,307)

NET LOSS BEFORE INCOME TAXES	(234,365)	(1,947,289)	(777,620)	#	(1,729,276)

INCOME TAXES	-	-	-		10,000

NET LOSS	$(234,365)	$(1,947,289)	$(777,620)		$(1,739,276)

BASIC AND DILUTED EARNINGS
LOSS PER SHARE	$(0.03)	$(0.29)	$(0.26)		$(0.25)
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED	6,707,108	6,751,887	6,707,108		6,836,846

See accompanying notes to financial statement.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES	$155,746	$(301,892)

CASH FLOW FROM INVESTING ACTIVITIES	105,833	44,882

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock	-	(250,114)
Borrowings (repayment) line of credit with affiliate, net	-	500,000
Borrowings (repayment) line of credit with bank, net	(266,000)	(150,000)
	(266,000)	99,886

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(4,421)	(157,124)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	117,387	165,174

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$112,966	$8,050

See accompanying notes to financial statement.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

September 30, 2009

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for year ended December 31, 2008.

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

September 30, 2009

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

GENESIS FINANCIAL, INC.

Notes to Financial Statements

September 30, 2009

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

NOTE 2 — INVESTMENTS IN SECURITIES AVAILABLE FOR SALE:

During the nine months ended September 30, 2009, the Company sold all of its remaining securities it held for sale.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

September 30, 2009

NOTE 3 — INVENTORY:

Real Estate:

The Company's real estate inventory balances consisted of the following:

	September 30,	December 31,
	2009	2008
Residential properties	$259,284	$267,051
Commercial properties	-	25,000
Land properties	1,135,257	1,341,453
Acquisition costs	-	102,507
Total	$1,394,541	$1,736,011

Loss Allowance:

The activity in the Company's loss allowance account for the nine month period consisted of the following:

	September 30,
	2009	2008
Beginning balances	$1,738,235	$795,900
Additions	638,121	1,719,778
Writeoffs	(380,334)	(818,076)
Ending balances	$1,996,022	$1,697,602

The Company did a carrying value analysis of their portfolio during the third quarter ended September 31, 2009, and due to the nation-wide plunge of real estate values, wrote-down the property values accordingly.  One write-down on a large residential land development in Southern California was 75% of the appraised value, resulting in a loss provision increase of $798,750.  Also in the third quarter a business startup loan went into default, and the Company expected a complete write-off, and increased the loss provisions by the full $284,843 balance owing.  In addition, a 15 unit apartment complex in Ohio was damaged in a flood, and subsequently taken over by black mold during the foreclosure process, resulting in a $313,166 loss.

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

GENESIS FINANCIAL, INC.

Notes to Financial Statements

September 30, 2009

Genesis Financial, Inc. had the following related party transactions the nine months ended September 30, 2008 and September 30, 2009.

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

John R. Coghlan “JRC”

On July 6, 2009, JRC purchased $104,158 in royalties.

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

On June 19, 2009, CFC resold an REO residential contract for $23,700.

Coghlan, LLC

On February 27, 2008, Coghlan, LLC purchased interests in one commercial property note receivable for $100,000.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

September 30, 2009

On July 27, 2009, Coghlan, LLC purchased a $30,000 interest in a land contract.

On September 17, 2009, Coghlan, LLC purchased a $50,000 interest in a residential contract.

Genesis Holdings, Inc.

On June 19, 2008, Genesis Holdings, Inc. purchased interests in a land sale contract for $50,000.

On August 28, 2008, Genesis Holdings, Inc. purchased interests in residential receivables totaling $166,996.

On October 27, 2008, Genesis Holdings, Inc. purchased an interest in a land sale contract receivable totaling $43,913.

On May 26, 2009, Genesis Holdings, Inc. purchased a $7,000 interest in a residential contract.

Genesis Holdings II, Inc.

On July 15, 2008, the Company entered into a Management and Loan Servicing Agreement with Genesis Holdings II, Inc., a Washington corporation.  Michael Kirk, Genesis Financial, Inc.’s president is the president of Genesis Holdings II, Inc.   Genesis Holdings is a privately held corporation which purchases real estate receivables from Genesis Financial from time to time for cash.

On August 20, 2008, Genesis Holdings II, Inc. purchased interests in a residential notes receivable totaling $73,522.

On August 25, 2008, Genesis Holdings II, Inc. purchased an interest in a residential receivable totaling $34,647.

On January 20, 2009 Genesis Holdings II purchased a $25,000 interest in a contract secured by land.

On April 1, 2009 Genesis Holding II purchased an interest in a land sale contract for $47,500.

JM Growth Enterprises, LLC

JM Growth Enterprises, LLC is a company owned and controlled by Michael Kirk and John Coghlan.

On April 30, 2009 JM Growth Enterprises, LLC purchased an interest in a commercial contract for $165,000.

NOTE 5 — LINE OF CREDIT:

At September 30, 2009, the Company had a $1,000,000 Line of Credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, totaling 6%.  The line has a term of 12 months, and an origination fee of 1%, or $10,000.  The outstanding balance at September 30, 2009 was $734,000.  The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

September 30, 2009

At September 30, 2009, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is 8% per annum with an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.

NOTE 6 – SUBSEQUENT EVENTS:

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

Effective January 1, 2009, Director and majority shareholder, John R. Coghlan, was appointed Co-President and Chairman of the Board of Genesis Financial, Inc.  Michael Kirk was appointed Co-President, CEO, and Director of the Company.

In May, 2010 Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per to accredited investors for a total of $105,000 received.

GENESIS FINANCIAL, INC.

Notes to Financial Statements

September 30, 2009

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

At September 30, 2009, the Company had no financial instrument measured at fair value on a recurring basis.

NOTE 8 – LEGAL PROCEEDINGS:

In June, 2008 three members of Valencia, LLC filed suit against Genesis Financial, Inc., Valencia LLC and both LLC managers Michael Kirk and Brad E. Herr. The suit alleged that although Kirk and Herr, (the Company’s former CFO) had acquired a majority approval of a settlement; the magnitude of the settlement that occurred during 2007 required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of a settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest; which had no carrying value, amongst the Valencia LLC members.  In addition, Genesis was reimbursed for $25,000 of their legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiffs from future credit sales. The debt was paid in full on September 23, 2009.

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

In addition, the Company will seek additional working capital and/or a partner to provide such working capital .

RESULTS OF OPERATIONS

Quarter ended September 30, 2009 compared to quarter ended September 30, 2008.

Revenues

Total revenues for the quarter ending September 30, 2009 were $38,921 compared to $198,708 for the same quarter September 30, 2008. The majority of revenue was generated from interest income.

During the quarter ended September 30, 2009, we did not sell any contracts and real estate properties compared to $10,696 for the quarter ended September 30, 2008.

We also earned $38,708, and $157,045, respectively of interest, processing and other income, and $213 and $30,967, respectively, in broker and contract extension fees.

Net aggregate total revenues for the quarters ending September 30, 2009 and 2008 were $38,921 and $198,708, respectively, generating net income (loss) from operations of ($234,365) and ($1,560,821), respectively for each quarter.

Of the contracts held in inventory at September 30, 2009 and 2008, contracts with aggregate values of $1,148,833 and $1,868,668, respectively, were in payment default. We believe this increase in defaults was related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for those quarters ending September 30, 2009 and 2008 were $35,547 and $125,151, respectively. G&A primarily consists of management and professional fees.  The year over year increases and (decreases) for the fiscal quarters ended September 30, 2009 and 2008 were ($89,604) and $24, respectively. The primary reason for the decrease was the reduction of compensation and related expenses for the quarter ended September 30, 2009, due to the change in operations. Effective January 1, 2009, the Company out-sourced all day-to-day operating and servicing functions.

Interest Expense

For the quarters ending September 30, 2009 and 2008, interest expense amounted to $46,782 and $54,482 respectively.

Interest expense was incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

We are currently operating under a primary $850,000 line of credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, plus a minimum of $25,000 principle per month. The line of credit also includes a one percent origination fee.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight percent (8%).  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of September 30, 2009 and December 31, 2008, the balances on the lines of credit were $3,234,000 and $3,500,000, respectively.  The increase (decrease) for the lines of credit for the nine months ending September 30, 2009 and 2008 were ($266,000) and $350,000, respectively.

Nine Months ended September 30, 2009 compared to nine months ended September 30, 2008.

Revenues

Total revenues for the quarter ending September 30, 2009 were $148,840 compared to $967,780 for the same period ending September 30, 2008. The majority of revenue was generated from interest and broker fee income.

During the nine months ending September 30, 2009, we did not have any sales of contracts and real estate properties compared to $10,696 for the nine months ending September 30, 2008.

Our ending inventory for the nine months ending September 30, 2009 and 2008 consisted of contracts and real estate properties with a cost basis of $6,388,440 and $7,149,407, respectively.

We also earned $93,883, and $619,279, respectively, of interest, processing and other income, and $54,957 and $337,805, respectively, in broker and contract extension fees.

Net aggregate total revenues for the nine months ending September 30, 2009 and 2008 were $148,840 and $967,780, respectively, generating net income (loss) from operations of ($735,899) and $(1,334,969), respectively for the nine months.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2009 and 2008, were $116,949 and $373,486, respectively. G&A primarily consists of management and professional fees.  The year over year increases and (decreases) for the nine months ended September 30, 2009 and 2008 were ($256,537) and ($89,894), respectively. The primary reason for the decrease for the nine months ending September 30, 2009 was the change in operations.  Effective January 1, 2009, the Company out-sourced all day-to-day operating and servicing functions.

Interest Expense

For the nine months ending September 30, 2009 and 2008, interest expense amounted to $129,668 and $209,485 respectively.

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

At September 30, 2009 and December 31, 2008, we had cash available of $112,966 and $117,387, respectively.

At September 30, 2009 and December 31, 2008, we were holding contracts and real estate properties in inventory with an aggregate cost of $6,388,440 and $7,149,407, respectively.

At September 30, 2009, we operated under two lines of credit:

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

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at the rate of eight (8%) per annum.  The line of credit requires a $20,000 origination fee that is payable in cash.  The line is for a 12 month term, and expires on 12/31/09.  We believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

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

For the fiscal periods ending September 30, 2009 and September 30, 2008, our net cash provided (used) in operating activities was $155,746 and ($257,010), respectively.  The primary reason for the increases was the increase in delinquent accounts, resulting in increased collections and legal expenses.

During these periods our net cash provided (used) by financing activities was $(266,000) and $99,886, respectively.  The reason for the increase/decrease was the decreased use of the lines of credit for the period ended September 30, 2009, and the redemption of common stock and the proceeds of stock options exercised, for the period ended September 30, 2008.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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