Form 10-K
period 2009-12-31
GENESIS FINANCIAL INC
filed 2010-08-11
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ] No [X]

Indicate by check  mark whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [   ]

Indicate by check mark if disclosure of delinquent  filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated  by reference in Part III of this Form 10-K or any  amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed fiscal year, based on the last reported trading price of the registrant’s common stock on the Over the Counter Pink Sheets was $1,029,982. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding  shares at June 30, 2009, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 30, 2009 there were 6,707,108 common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2009

PART I

2

ITEM 1.

Business.

2

ITEM 1A.

Risk Factors

13

ITEM 1B.

Unresolved Staff Comments

13

ITEM  2.

Properties

13

ITEM 3.

Legal Proceedings

14

ITEM 4.

Removed and Reserved

14

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

35

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

35

ITEM 9A(T).

Controls and Procedures.

35

PART III

37

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of

the Exchange Act.

37

ITEM 11.

Executive Compensation

38

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

40

ITEM 13.

Certain Relationships and Related Transactions and Director Independence.

41

ITEM 14.

Principal Accounting Fees and Services.

43

PART IV

44

ITEM 15.

Exhibits and Financial Statement Schedules

44

SIGNATURES

45

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

OVERVIEW

INTRODUCTION. Genesis was incorporated in the State of Washington on January 24, 2002 for the purpose of purchasing and reselling seller financed real estate receivable contracts (also referred to as "contracts" or "real estate notes"). We initially focused on purchasing residential and commercial real estate receivables contracts and business notes from $25,000 to $250,000 in value, and the brokering of larger transactions. As the business grew, we expanded our services to include larger contracts, commercial real estate loans, and other forms of cash flow investment instruments. In  2007, the sub-prime real estate markets started to experience problems, and by mid-2008, the market was in a free-fall.  The Company started to experience increased delinquencies, and the collapse of the financial markets eliminated any chance of our payors being able to refinance or sell their properties, which resulted in increased repossessions.  Effective January 1, 2009, the Company out-sourced all their operations and servicing functions to reduce expenses during this downturn, and management tightened up underwriting parameters.  Management focused their efforts on maintaining the  performing portions of the portfolio, selling repossessed collateral properties, and reducing debt.

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

The reduction in availability of funds to purchase real estate notes created a void in the market for a few years from 2000 thru 2003, and again from 2007 thru 2009.  The brokers with product to sell were faced with limited avenues, creating a market opportunity for Genesis, and that was the focus of the Company’s business plan during that period. The Company also pursued commercial real estate loans during these periods to fill the void in the contract market.

In 2004, a couple larger financial institutions, who had dabbled in the industry in the past on a smaller, wholesale scale, recognized the potential in buying seller financed real estate contracts directly from the sellers, and jumped in with both feet. Their competitiveness drove many of the brokers out of business, and made the margin spreads so low that smaller funding companies with a higher cost of funds could not compete, or had to settle for lower quality contracts.  Genesis was one of those companies, and although we felt we could maintain a presence in the industry by focusing on niche sectors of the market, such as partial purchases and non-conforming property types, management decided to expand the Company’s focus, and look to other business markets as well.  Commercial real estate lending was the Company’s primary choice to pursue.  In the latter part of 2008, national economic conditions made any real estate lending very precarious, forcing the Company to again re-focus their efforts, and real estate receivables became our primary target.

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

Both of these companies discontinued purchasing real estate receivables in 2008, primarily due to the decimation of the securitization markets.  This left a huge funding void in the seller financed real estate receivables market.  Genesis had been forced to re-focus their business towards more commercial real estate lending in late 2004, due to the heavy competition, and at the end of 2007, made the decision to change that focus back towards the seller financed real estate receivables, to take advantage of the void left by the exiting big players.

There were other regional companies that purchased real estate notes that were better capitalized than Genesis, but none had the financial capabilities of a Bayview or C-Bass.  As of December 31, 2008, both of these companies had moved away from the market, but the competitive rates established by these two companies could not be sustained by the remaining market players, as their cost of funds was considerably higher.  For example, for the past several years, sellers of real estate receivables could expect conversion rates of 8%-9% for a standard residential contract receivable.  As of 2008, the remaining funders required 12%-15% conversion rates.  This increase virtually wiped out any margin the brokers may have for a commission, and many sellers chose to hold onto their contract, rather than accept the severe discount that these conversion percentages required.  This caused a dramatic decrease in available product.

COMPETITIVE ADVANTAGE. In this competitive environment, Genesis sought to distinguish our offering from those of our competitors through excellent service, rapid customer response, and consistent and fair underwriting evaluations and procedures. We believed that our market focus on superb service and our existing contacts in the industry would provide a sustainable competitive advantage.  We also felt our ability to diversify into other related markets, such as commercial real estate lending, would give us a competitive advantage. Throughout 2008, the Company focused on increasing their presence in the seller financed markets, supplementing that business with the occasional commercial real estate loan.  By the third quarter of 2008, it was becoming apparent that the real estate markets were going to get worse before they got better, and the Company tightened its’ purchasing and lending parameters to mitigate the increasing risk.  Effective January 1, 2009, the Company out-sourced all their operations and servicing functions to reduce expenses, and further tightened underwriting parameters, while management focused on selling repossessed collateral properties and reducing company debt. As of December 31, 2009, this is still the focus of management, and the Company continues to be extremely selective in both markets on new investments and loans.

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

The economic environment as of December 31, 2009 is very volatile, and while it has created a uniquely attractive opportunity for Genesis as a Real Estate Note intermediary, it has also created obstacles that have not been experienced in the past. We currently have a real estate market that is experiencing dramatically declining values.   Consumer spending is slowing down and yet interest rates are still at low levels. Simultaneously, the banks and large finance companies are tightening credit requirements and have completely exited the "sub-prime" lending markets. The seller-receivable industry is only one small component of the sub-prime category, and is not technically "sub-prime" because collectability is based on the proper underwriting of the collateral rather on the creditworthiness of the payee (borrower). In the past, when the big national players pulled out of the “sub-prime” market, it left a void that provided opportunities for those who were properly positioned to take advantage of the situation. However, in the present environment, savings and investment rates have continued to remain at record lows, encouraging holders of seller financed real estate receivables to hold on to their paper, rather than selling at the required high-discount rates that are required by the smaller regional buyers.

BROKER NETWORK. The national real estate receivables broker network has evolved over the years into a large, highly fragmented group of entrepreneurial financial referral sources. Each broker has his/her own area of expertise. Most focus only on real estate offered in their respective local geographic markets. Some also market their services regionally and nationally. These brokers are in business to find people willing to sell notes or contracts at a discount, and they work closely with funding sources because the brokers are generally not in a position to fund the purchase of the notes or contracts themselves.

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

Of the active brokers, there are about 20 who market nationally and are especially productive in generating seller-financed receivables. These brokers with national scope work to attract customers nationwide. They typically engage in broad based direct mail campaigns and they may also work with a sub network of local and regional brokers that refer business to them. Our management knows these brokers very well. A couple of the top-producing brokers in the country are former contract buyers for Metropolitan, and all were hired and trained by Mike Kirk, our President. Mike Kirk maintains excellent working relationships with these top-producing brokers. As our business grows, we will focus our efforts on maintaining established long-term relationships with the nation's key brokers. At this time, no one broker provides a material amount of our business. As our business grows, we expect to continue working with a wide range of brokers and we intend to avoid exclusivity or reliance on a particular person or business.

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

•

We send monthly mailers to brokers, secondary market investors, and private investors, to stay in front of our key clients.

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

In order to maximize the velocity of the funds available to us during the first years of our business, we intended to sell all receivables as soon as practical (within 90 to 180 days). As we built a stable financial base and developed adequate funding capacity, we would consider holding selected loans for longer periods of time when the extended holding periods will provide greater profits. As of December 31, 2009, the elimination of the “sub-prime” market buyers, coupled with the dramatic drop in real estate values nationwide, and the lack of available financing, has limited our ability to sell contracts, and we have either sold most contracts individually to private investors, or have decided to hold some contracts to maturity, or until market conditions improve.

As of December 31, 2009, the Company has experienced a dramatic increase in delinquencies, surpassing the level of national conventional market trends. In past market downturns, seller financed receivable buyers weathered these downturns because most of our contracts have high borrower’s equity positions, are well-seasoned, and our investment ratios to value are much lower than in the conventional markets. However, in this present market downturn, those contracts that have resulted in repossession, in many cases, are secured by properties that have dropped in value to a level where the principle investment amount exceeds that value.

SELLER FINANCED COMMERCIAL REAL ESTATE RECEIVABLES CONTRACTS. The commercial contracts follow the same basic process as residential contracts. The only significant difference between the two is in type of collateral that underlies the contract. We initially limited our purchases of commercial property contracts to those less than $250,000, and initially, we would not bid a commercial property contract until we had determined that we had a buyer for the contract ready, willing, and able to purchase the contract from us within a reasonable time after we closed.  When we started originating commercial loans in 2004, the increasing appetite from accredited private investors to participate in larger commercial deals eventually dictated a change in that policy.  Our maximum size limit was raised to $5,000,000 in 2006. The financial markets melt-down throughout 2008 and 2009 severely limited the ability of commercial property holders to refinance or sell their properties, which has resulted in increased delinquencies and repossessions of these larger dollar deals. The costs of collection, litigation, maintenance, and the holding of these deals has severely reduced the Company’s capital.  This, in turn, has severely affected the Company’s ability to purchase new receivables and fund new originations.

BROKERED LOAN AND REFERRAL FEES. From time to time, we will be presented with residential and commercial financing requests that do not meet our current requirements, but that we can refer to another financing source that will fund the transaction. In such cases, we will earn referral or finder’s fees for simply referring the prospective transaction. In some cases, we may agree to document and close the transaction in a "simultaneous closing" in which the funding source remits funds to the closing agent and pays us the referral fee that we earned on the transaction. In either case, we are never at risk, and we never outlay our own funds to complete the transaction. Throughout 2008 and 2009, brokering these deals became our primary focus, due to our capital constraints, but the overall reduction of financing availability throughout the Nation severely limited our ability to find funding sources.  Our production was minimal throughout 2008, and that trend continued throughout 2009.

OTHER TYPES OF RESIDENTIAL REAL ESTATE RECEIVABLES. In most instances, our purchases of seller financed real estate receivables contracts will involve a purchase of the entire note balance. In some instances, this method may be modified to in any of several ways.

PARTIAL PURCHASE. This is the purchase of the front portion of the contract cash flow. For example, Genesis might purchase the first ten years cash flow of a twenty year note, and the remaining ten years might be retained by the seller. In a partial purchase, our position is secured by a recorded full assignment of the note. An unrecorded "Partial Purchase Agreement" contract is signed with the seller, outlining the agreement. The seller's position in title is eliminated, and should the note go into default, the seller must either pay off our position or forfeit their rights to the remaining cash flow. At the start of 2008, Genesis decided to pursue this product in earnest, as the investment exposure was considerably lower than with full purchases, and as of December 31, 2009, it is still our promoted preference for purchases.

REVERSE PARTIAL PURCHASES. This is the purchase of the entire note, with an agreement to pass through a certain number of the front-end payments. For example, we may purchase a twenty year note, but agree to pass the first six payments through to the seller. This option is also secured by a recorded full assignment of the note and related lien document. An unrecorded `Reverse Partial Agreement' contract is signed with the seller, outlining the agreement. The seller's position is eliminated. Should the note become delinquent, or go into default, the RPA becomes invalid, and the pass through obligation is eliminated. Because these notes are not saleable in the secondary market until the pass through period has expired, Genesis will not purchase such transactions until at least year 2, and only after it is positioned to hold receivables for the six (6) month pass through period. As of December 31, 2009, Genesis has not purchased any reverse partials.

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

Although hard money loans carry a higher degree of risk, due to the non-conforming nature of the loans, that risk is partially offset with the low loan-to-values, which seldom exceed 60%, providing a cushion for the lender even if the property has to be repossessed and resold. Throughout 2008, as real estate values throughout the Nation continued to decline, it became apparent that loan to value ratios as low as even 50%-60% were not sufficient to provide that cushion for the lender, as values have dropped in some geographic areas as much as 50%-70%.  As of December 31, 2009, these values continue to decline, and the Company does not see an end to this decline anytime soon.

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

Beginning in late 2007, we started to see some of the commercial lenders cutting back and tightening their lending parameters, and some were even exiting the business, or closing their doors due to high delinquencies and repossessions.  By the end of 2009, a large percentage of the lenders have exited the business or closed their doors, and virtually every remaining commercial real estate lender has severely tightened their parameters.  The Company expects this trend to continue.

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

As of December 31, 2008, delinquencies, repossessions, and mark-to-market adjustments increased to a point where it was obvious that the losses would far exceed the Company’s ability to reserve for, and an additional provision of $2,017,655 was taken.

As of December 31, 2009, real estate values continued to plummet, and delinquencies and repossessions increased.  An additional provision of $1,542,433 was taken.

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

UNDERWRITING

UNDERWRITING INTRODUCTION. The key to success with Genesis’s business model rests with the underwriting process for seller financed real estate receivables purchases and commercial real estate originations. The underwriting for seller financed receivables and hard money commercial loans are very similar, but significantly different from underwriting FNMA/GNMA loans.  FNMA/GNMA loan applications are completed by trained clerks and approved or declined by a computer with little subjective analysis of the borrower or the collateral.  This is necessary in order to maintain uniformity of product for the guaranteeing government agencies and the end institutional investors.  Underwriting seller financed receivables and hard money commercial loans is highly subjective, and requires very experienced analysis and understanding of collateral, borrowers, and the parameters required by various secondary market and private investors.

In order to maintain tight control over the process of purchasing seller financed real estate receivables, and making hard money commercial real estate loans, Genesis performs its own underwriting of all contracts and loans considered.  Genesis maintains total control of the process and does not fund a purchase or loan if information requested from a participant in the process is not forthcoming or is unsatisfactory.  While the underwriting process is complex and involves a number of participants, Genesis is the funnel point through which all information is filtered. Michael Kirk has over 30 years experience in all aspects of the finance business and over 20 years experience in underwriting seller financed paper and hard money loans, and he performs the initial underwriting function for the Company.  With the financial melt-down that is occurring throughout the Nation, the Company has added another layer in the underwriting process; all new acquisitions and originations must be presented and approved by the Board, once Kirk has completed his due diligence. The underwriting process is described in more detail in the following paragraphs.

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

As noted above, Genesis controls the underwriting process in house. Michael Kirk is primarily responsible for all underwriting details, including coordinating the information flow among the various participants, and working together with the Company’s Board of Directors to determine the acceptability of the contract proposal once the files are complete. We believe that the in house underwriting function is essential to the proper evaluation of inventory purchases, and we intend to continue the process internally.  In order to provide some consistency to our underwriting procedures, we have adopted the underwriting guidelines discussed in the next section.

UNDERWRITING GUIDELINES

MARKETABILITY. The ability to remarket the seller financed real estate receivable contract or the commercial loan is extremely important to Genesis. Protecting our equity position is one of the most critical issues in our transactions. Appraised value is simply the opinion of the appraiser at the time of the transaction. The underwriter needs to look at the whole picture, not just the estimated value. What condition is the property in? How long have the buyers been in the property, and are they responsible for the present condition? Is it well kept, being improved, or is it deteriorating? Is it overbuilt for the area? What's the neighborhood like? Is it in an area of transition, crime, or regentrification? How would the location affect a resale? What's the geographic market look like? Appreciating? Declining? Stable? Although the appraisal will address many of these factors, the appraisers are used to working for mortgage brokers, or real estate agents, who are usually pushing for the highest value possible, and many are more concerned with client satisfaction than accuracy. In the seller-financed and hard money industries, the underwriter must make an independent evaluation of the appraisal and determination of value to be certain adequate collateral coverage exists. Michael Kirk performs this analysis for the company.

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

PRICING ISSUES. In some cases involving the purchase of a seller financed real estate receivable, the requested buy price from the broker will be outside our target pricing. In such cases, if the submission is not rejected during the preliminary review based on a credit or collateral, then the underwriter will notify the submitting broker that the file is outside our pricing parameters and is being placed on hold. Should the broker and the contract holder wish to adjust their pricing to our approved buy price the file will be underwritten at the adjusted pricing. If the broker cannot, or is unwilling to consider a lower buy price, we will return the file to the broker without any further underwriting attention.

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

THE APPRAISAL. The appraisal report and property description supplied by the borrower, seller or broker are considered together. Any inconsistency in this information is a red flag, and must be explained to the underwriter's satisfaction before the submission is approved. The in house underwriter must be confident that the property value, the marketability of the property, and the desirability of the area are acceptable. The underwriter will also establish an estimated quick-sale price for the property during this research. If it appears the sales price was too high (in the case of a contract purchase), or conditions in the area and/or problems with the property dramatically reduce the property's estimated quick-sale value, the transaction will either be declined, or the buy price, or loan amount, will be lowered to provide Genesis with what we feel is sufficient collateral value.

CREDIT INFORMATION. The in house underwriter scrutinizes what credit information is available on the buyer very carefully and considers the information in the context of the entire deal structure. Credit scores and credit reports are reviewed very closely: consumer credit accounts, collections, judgments, line and loan balances, length of credit relationships, time in the credit file, employment information, consumer statements, address histories, aliases, and anything else appearing on the report is reviewed and compared with representations. All loan application and other financial information that was submitted with the file is reviewed closely. If there are any inconsistencies, if anything raises a red flag, or there is just something that makes the underwriter uncomfortable or apprehensive, the underwriter notes the concerns in the file and resolves those concerns prior to submitting the deal to the Board for final approval. The credit underwriting of a seller-financed transaction consists of again looking at the overall deal. The credit scores and credit trade histories are simply pieces of the puzzle, and loan applications and tax returns or financial statements are usually not available. The underwriter's opinion of the buyer's ability to make the payments, based on all the information taken together, takes precedence over the credit-score itself.

BOARD REVIEW & APPROVAL.  In the 4th quarter of 2008, management added the requirement of Board approval for any acquisitions or originations.  As of December 31, 2009, that requirement is still in place.

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

Genesis is not dependent on one or a small number of secondary market purchasers or private investors for resale of its products. We deal with a sizable number of note buyers and we typically request bids from multiple parties on contract sales. Although there are no large National players in the market at this time, we see interest in our products from smaller regional players, and from private investors. We believe that there are sufficient entities and individuals interested in acquiring our products that we will not be dependent on any one source for a significant percentage of our loan resales. Although the pool secondary market has dried up as of December 31, 2009, it is our intention to continue to search out, and cultivate, new sources of loan pool buyers so that we do not become dependent on a single or a small group of buyers.

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

EMPLOYEES

On January 1, 2009, all day-to-day processing and servicing operations of the Company were out-sourced to Genesis Finance Corporation, a company owned by Michael A. Kirk.  As of December 31, 2009, the Company had no full time or part time employees.

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

Not applicable to Smaller Reporting Companies.

ITEM 1B.

Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

ITEM 2.

Properties

Genesis leases approximately 2,700 square feet of space in a professional office building located at 12314 E. Broadway Ave., Spokane Valley, WA 99216.  The Company moved to this location November, 2009 from 1,700 square feet of leased space located at 200 N. Mullan Rd., Spokane Valley, WA 99206, where we had been since formation of the Company in 2002.  The move resulted in a 75% reduction in lease expense.  We believe this space will be adequate to meet our needs for several years.

ITEM 3.

Legal Proceedings

In the normal course of business, Genesis is the initiator of foreclosure and judgment litigation to protect and retrieve its investments in seller financed real estate receivables and commercial loans.

Genesis was the Defendant in two lawsuits since its formation in 2002, both related to the same transaction.

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

In June, 2008, those three members filed suit against Genesis, Valencia LLC, Kirk, and Herr.  The suit alleged that although Kirk and Herr had acquired a majority approval of the settlement, the magnitude of the settlement required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of the settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest amongst the Valencia LLC members.  In addition, Genesis was reimbursed for $25,000 of their legal expenses.  Valencia agreed to pay a settlement amount of $95,000 to the plaintiffs from future credit sales.  That debt was paid in full September 23, 2009.

ITEM 4.

Removed and Reserved

PART II

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Pinksheets.  The following table sets forth the high and low bid prices of our common stock for the quarters ending December 31, 2009 and 2008 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2009	High	Low
March 31.50		.35
June 30.50		.35
September 30.50		.35
December 31.62		.35

Fiscal 2008	High	Low
March 31.50		.35
June 30.50		.32
September 30.50		.15
December 31.25		.05

(a)

Holders

Our company has approximately 100 shareholders of its common stock as of December 31, 2009 holding 6,707,108 common shares.

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

(c)

Recent Sales of Unregistered Securities.   None.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2009.  Information is included for equity compensation plans not approved by our security holders.

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

During fiscal year ending December 31, 2009 no options were exercised or issued.

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

PLAN OF OPERATIONS.

Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception, but will also concentrate on reducing overhead expense, and resolving delinquencies and repossession situations. We are not capitalized at a level that allows holding of significant amounts of contracts and loans for investment and as a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets. Through the first six months of 2003, we were averaging one pool sale every two months.  That trend has declined to the point that, as of the end of 2007, we were not actively pursuing pool sales, due to the slow-down and turmoil in the secondary markets, and that trend continues through 2009.  We are either holding these contracts in inventory, or selling them individually as opportunities arise. We expect that the number and dollar volume of all sales will continue to decline over the next twelve months, and longer, especially if financial market conditions continue to deteriorate. Until conditions improve, we will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed further and profitability will continue to be negatively impacted.

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

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2009 compared to year ended December 31, 2008.

Our beginning inventory on January 1, 2009 and 2008 consisted of contracts and real estate properties, respectively, with a cost of $7,149,407 and $8,080,449, respectively.

During the year ended December 31, 2009 we did not have any gross profits from contract sales. During the year ended December 31, 2008 we had $10,696 in gross profits.

Our ending inventory consisted of contracts and real estate properties with a cost basis of $4,841,021 and $7,149,407, respectively.

We also earned $146,916 and $1,003,764, respectively of interest, processing fee and other income and $55,202 and $344,405, respectively, in broker and contract extension fees during the years ended December 31, 2009 and 2008.

Net aggregate total revenues for the fiscal years were $201,157 and $1,129,004, respectively, resulting in a net loss from operations of ($1,744,195) and ($1,650,647), respectively for each year.  The primary reasons for the losses were provision for losses.

Of the contracts held in inventory at December 31, 2009 and 2008 with aggregate values of $3,154,238 and $5,413,396, respectively, 71.4% and 24.7% contracts, respectively, with aggregate values of $2,319,727 and $1,338,739, respectively, were in payment default.

During 2009 and 2008, we repossessed 1 and 11, respectively, properties which represented real property collateral under our purchased contracts.

During 2009 and 2008, these properties have a cost basis of $1,686,783 and $1,736,011, respectively.  These properties were listed for sale.

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

As of December 31, 2009 and 2008, write-downs of $1,403,988 and $1,882,589 were taken respectively.

General and Administrative Expenses

General and administrative expenses (“G&A”) fiscal years ended December 31, 2009 and 2008, were $236,155 and $500,415, respectively. G&A primarily consists of executive and director compensation, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2009 and 2008 were ($264,260) and ($76,489), respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2009	($264,260)	Decrease in executive compensation.
2008	($76,489)	Decrease in provision for losses net of increased professional fees.

Interest Expense

For the years December 31, 2009 and 2008, interest expense amounted to $166,764 and $261,581, respectively.

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

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal) plus 1%.  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2009 and 2008, the balance on the lines of credit were $2,989,000 and $3,500,000, respectively. Interest expense on the lines of credit will fluctuate in future periods with inventory levels and loan paydowns. The decrease for the lines of credit for the years December 31, 2009 and 2008, were ($511,000) and $350,000, respectively.

At December 31, 2009 and 2008, the Company recognized a gain (loss) on the sale of investment securities of ($41,721) and ($19,681), respectively.  In addition, the Company wrote down the carrying value of its investment securities during the year ended December 31, 2008 because the decline in market value of the underlying securities was deemed to be other than temporary.    A loss of $315,754 was recognized for this writedown.

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

Fiscal Year ended December 31, 2009 compared to year ended December 31, 2008.

At December 31, 2009 and 2008, we had cash available of $64,406 and $117,387, respectively, and our credit lines were fully expended.

At December 31, 2009 and 2008, we were holding contracts and real estate properties in inventory with an aggregate cost of $4,841,021 and $7,149,407, respectively.

At December 31, 2009, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate plus 1%. The line of credit requires a one percent origination fee that is payable in cash. The line is for a 12 month term, and expires on August 24, 2009. On June 29, 2009, the Company reestablished an $850,000 line of credit with RiverBank, bearing interest at a variable rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%, plus a minimum principle payment of $25,000 per month.  This line is for a 12 month term, and expires on July 1, 2010.  We believed the terms of the line of credit were acceptable.  The Note is attached as Exhibit 10.1.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at a variable rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line of credit requires a ½% origination fee that is payable in cash.  The line is for a 12 month term, and expires on December 31, 2009.  The line of credit was renewed for 2010. We believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

At December 31, 2009 and 2008, the Company had a $2,500,000 and $2,500,000 respectively Line of Credit, (“LOC”) Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by John Coghlan, a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%, a term of twelve months, and an origination fee of ½% or $12,500 and $12,500. The outstanding balance at December 31, 2009 and 2008 was $2,390,000 and $2,500,000 respectively.  The credit line is secured by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0.  The line of credit has been renewed for $2,500,000 with the same terms through December 2010.  Borrowings under the line are personally guaranteed by Michael A. Kirk.

At December 31, 2009 and 2008 the Company had a $850,000 and $1,000,000, respectively, Line of Credit with RiverBank with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%. The interest rate on the line at December 31, 2008 is 6% per annum. The line has a term of twelve months, and an origination fee of 1%, or $10,000.  The outstanding balance at December 31, 2009 and 2008 was $599,000 and $1,000,000, respectively. The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.  John Coghlan is Co-President, Chief Financial Officer, Chairman of the board of directors, and principal shareholder of the Company.

Subsequent to June 2009, the Company reestablished the line of credit with RiverBank, bearing interest at a variable rate equal to the prime rate index rate plus 1%, plus a minimum of $25,000 principle per month. The line of credit requires a one percent origination fee that is payable in cash. The line is for a 12 month term, and expires on July 1, 2010.  We believed the terms of the line of credit were acceptable.

The following table presents changes in cash flow data for the periods indicated.

CASH FLOW DATA:	2009	2008
Net cash used in operating activities	$393,907	($89,476)
Net cash provided by (used in) investing activities	$64,112	($41,676)
Net cash provided by financing activities	($511,000)	$83,365

The primary reasons for the changes in cash used in operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2009	$483,383	Increase in contract real estate inventories.
2008	($1,246,932)	Provision for losses on inventory, net of decrease in liabilities.

The primary reasons for the changes in cash (used in) provided by investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2009	$105,788	Sale of all remaining investment securities
2008	($115,574)	Purchase of investment securities greater than proceeds received from the sale of investment securities

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2009	($594,365)	Pay down on the line of credit
2008	($342,611)	Increase in borrowing on lines of credit off-set by redemption of common stock, net of common stock redemption

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

ITEM 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genesis Financial, Inc.

We have audited the accompanying balance sheets of Genesis Financial, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Financial, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

July 27, 2010

Genesis Financial, Inc.
Balance Sheets
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Assets
CURRENT ASSETS:
Cash and cash equivalents	$64,406	$117,387
Interest and other receivables	194,913	247,904
Inventories:
Contracts	3,154,238	5,413,396
Real estate	1,686,783	1,736,011
Subtotal	4,841,021	7,149,407
Less: loss allowance	(1,471,553)	(1,738,254)
Net inventories	3,369,468	5,411,153
Income taxes receivable	-	10,000
Total current assets	3,628,787	5,786,444

Investment in securities available for sale	-	105,833
Other assets	20	2,680
	$3,628,807	$5,894,957

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Line of credit, affiliated company	$2,390,000	$2,500,000
Line of credit, bank	599,000	1,000,000
Accrued interest, affiliated company	79,176	10,616
Other current liabilities	183,972	221,766
Total current liabilities	3,252,148	3,732,382

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000,000 authorized,
6,707,108 issued and outstanding	6,708	6,708
Additional paid-in capital	3,969,401	3,969,401
Accumulated deficit	(3,599,450)	(1,813,534)
Total stockholders' equity	376,659	2,162,575
	$3,628,807	$5,894,957
See accompanying notes to financial statements.

Genesis Financial, Inc.
Statements of Operations
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
REVENUE:
Contract sales revenues	$-	$10,696
Cost of contracts sold	-	-
Net gain on sales of contracts	-	10,696
Real estate sales revenues	-	1,554,081
Carrying value of real estate sold	961	1,783,942
Net gain (loss) on sales of real estate	(961)	(229,861)
Interest, processing fee and other income	146,916	1,003,764
Broker fee income	55,202	344,405
	201,157	1,129,004
EXPENSES:
Provision for losses	1,542,433	2,017,655
Compensation and related expenses	-	327,363
Management fee - affiliate	72,000	-
Interest expense, related party	105,374	163,000
Interest expense, other	61,390	98,581
Office occupancy	10,549	39,005
Other operating expenses	153,606	134,047
	1,945,352	2,779,651
NET OPERATING LOSS	(1,744,195)	(1,650,647)
OTHER INCOME (LOSS):
Gain (loss) on sale of investment securities	(41,721)	(19,681)
Writedown of carrying value of investment securities	-	(315,754)
	(41,721)	(335,435)
NET LOSS BEFORE INCOME TAXES	(1,785,916)	(1,986,082)
INCOME TAX BENEFIT (EXPENSE):
Current	-	10,000
Deferred	-	(5,260)
	-	4,740
NET LOSS	$(1,785,916)	$(1,981,342)

BASIC AND DILUTED EARNINGS
LOSS PER SHARE	$(0.27)	$(0.28)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	6,707,108	6,804,778

See accompanying notes to financial statements.

Genesis Financial, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2008 and 2009

	Common Stock		Additional	Retained	Accumulated
			Paid-in	Earnings	Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
BALANCE, DECEMBER 31, 2007	7,094,800	$ 7,095	$4,235,649	$ 167,808	$ 18,331	$ 4,428,883

Common stock redeemed
and cancelled	(387,692)	(387)	(266,248)			(266,635)

Net loss				(1,981,342)		(1,981,342)
Reclassification of gains/losses to earnings					(6,340)	(6,340)
Unrealized loss on securities						-
available for sale	-	-	-	-	(11,991)	(11,991)
Comprehensive loss						(1,999,673)
BALANCE, DECEMBER 31,2008	6,707,108	6,708	3,969,401	(1,813,534)	-	2,162,575

Net loss				(1,785,916)		(1,785,916)

BALANCE, DECEMBER 31,2009	6,707,108	$ 6,708	$3,969,401	$(3,599,450)	$ -	$ 376,659

See accompanying notes to financial statements.

Genesis Financial, Inc.
Statements of Cash Flows
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,785,916)	$(1,981,342)
Noncash items included in net loss:
Provision for losses	1,542,433	2,017,655
Loss (gain) on sales investment securities	41,721	19,681
Writedown of carrying value of investment securities	-	315,754
Deferred income taxes	-	5,260
Changes in assets and liabilities:
Interest and other receivables	52,991	10,545
Contract inventories	596,813	(99,757)
Real estate inventories	(97,561)	(44,502)
Other assets	2,660	-
Income taxes receivable	10,000	124,694
Accrued interest, affiliated company	68,560	10,616
Other current liabilities	(37,794)	(468,080)
Net cash provided by operating activities	393,907	(89,476)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	-	(93,205)
Sales of investment securities	64,112	51,529
Net cash provided (used) by investing activities	64,112	(41,676)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(266,635)
Borrowings (repayment) line of credit with affiliate, net	(110,000)	500,000
Borrowings (repayment) from line of credit from bank, net	(401,000)	(150,000)
Net cash provided (used) by financing activities	(511,000)	83,365

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(52,981)	(47,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,387	165,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,406	$117,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Interest paid in cash	$96,377	$264,494
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contract inventory transferred to real estate inventory	$1,662,345	$1,064,727

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2009

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

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2009

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

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2009

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock, if any.

NOTE 2 — INVENTORIES:

Contracts Receivable:

The Company's contract receivables balances consisted of the following:

	December 31,
	2009	2008
Unpaid principal balances	$3,155,658	$5,424,733
Deferred origination costs	(1,420)	(11,337)
Totals	$3,154,238	$5,413,396

Real Estate:

The Company's real estate inventory balances consisted of the following:

	December 31,
	2009	2008
Residential properties	$370,685	$267,051
Commercial properties	40,136	25,000
Land properties	1,129,117	1,341,453
Acquisition costs	146,845	102,507
Total	$1,686,783	$1,736,011

The Company recognized loss on the sale of real estate as follows:

	December 31,
	2009	2008
Real estate sales revenues	$-	$1,554,081
Cost of real estate sold	961	1,783,942
Total loss on sale of real estate	$(961)	$(229,861)

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2009

Loss Allowance:

 The activity in the Company's loss allowance account consisted of the following:

	December 31,
	2009	2008
Beginning balances	$1,738,254	$795,900
Additions	1,542,433	2,017,655
Writeoffs to real estate	(1,809,134)	(1,075,301)
Ending balances	$1,471,553	$1,738,254

NOTE 3 — INVESTMENT IN SECURITIES AVAILABLE FOR SALE:

Investment in securities available for sale consisted of the following at the end December 31, 2009 and 2008 respectively: The carrying cost, gross unrealized gains (losses) and fair value of available-for-sale securities at the end of each year is as follows:

	December 31,
	2009	2008
Original Cost	$-	$421,587
Other than temporary decline	-
adjustment to original	-	(315,754)
Adjusted Cost	-	105,833
Gross unrealized gains	-	-
Gross unrealized losses	-	-
Fair value	$-	$105,833

During the year ended December 31, 2009, the Company sold shares of securities for gross proceeds of $64,112 and recognized a loss of $41,721.   During the year ended December 31, 2008, the Company sold shares of securities for gross proceeds of $51,529 and recognized a loss of $19,681.

During the year ended December 31, 2008, the Company wrote down the value of certain investment securities because management believed their decline in market value was other than temporary.   These writedowns resulted in a realized loss of $315,754.  There were no writedowns during the year ended December 31, 2009.

NOTE 4 — LINE OF CREDIT:

At December 31, 2009 and 2008, the Company had a $2,390,000 and $2,500,000, respectively, Line of Credit, (“LOC”) Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by John Coghlan, a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%, a term of twelve months, and an origination fee of  ½%, or $12,500.  The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a certain debt to equity ratio.  The line of credit has been renewed for $2,500,000 with the same terms through December 2010.  Borrowings under the line are personally guaranteed by Michael A. Kirk, Co-President of the Company.

At December 31, 2009 and 2008, the Company had a $1,000,000 and $1,000,000, respectively, Line of Credit with RiverBank with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%.  The line has a term of twelve months, and an origination fee of 1%, or $10,000.  The outstanding balance at December 31, 2009 and 2008 was $599,000 and $1,000,000, respectively. The

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2009

RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. John Coghlan is a director and officer of the Company.

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

NOTE 5 – COMMON STOCK:

During the year ended December 31, 2008 the Company redeemed and cancelled 387,692 shares of common stock for $266,635 from various shareholders of the Company.   There were no such redemptions during 2009.

NOTE 6 – STOCK OPTION PLAN

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the Shareholders of the Company on May 2, 2002.  The plan allows for issuance of Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs).  The maximum number of shares that may be subject to option and exercised under the Plan is 1,300,000 shares (adjusted for the two for one stock split that occurred in 2007).  The ISOs and NSOs expire 30 days after the recipient ceases to be an employee for the Company, or one year after the recipient’s death.  There were no grants during the years ended December 31, 2009 and 2008.   At December 31, 2009 and 2008 the Company had no outstanding options and 261,000 options available for future grants.

NOTE 7 – INCOME TAX:

Components of the Company’s deferred income taxes are as follows:

	2009	2008
Net operating loss carryover	$297,924	$191,041
Loan and REO loss allowance	500,328	598,276
Excess capital losses	0	1,114
Other	4,146	4,146
Deferred tax asset	802,398	794,577
Less: Valuation allowance	(802,398)	(794,577)
Net deferred tax asset	$0	$0

The deferred tax assets were calculated assuming a 34% federal marginal tax rate at December 31, 2009 and December 31, 2008. The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss) primarily due to net operating loss carryovers.

At December 31, 2009, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $876,000.   Because management does not believe it is more likely than not that the carry forward will be utilized, the related deferred tax asset has been fully reserved.

We have determined that we are subject to examination of our income tax filings in the United States for the 2007 through 2009 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2009

NOTE 8 – LEGAL PROCEEDINGS:

In June, 2008 three members of Valencia, LLC filed suit against Genesis Financial, Inc., Valencia LLC and both LLC managers Michael A. Kirk and Brad E. Herr. The suit alleged that although Kirk and Herr, (the Company’s former CFO) had acquired a majority approval of a settlement, the magnitude of the settlement that occurred during 2007 required a unanimous approval of the members, not simply a majority.  The language of the LLC Operating Agreement was vague, and a ruling in favor of the plaintiffs would have resulted in an unwinding of a settlement with Cherry Grove.  That result would not have been beneficial to either the Genesis shareholders, or the Valencia LLC members.  A settlement was reached January, 2009, whereas Genesis agreed to re-distribute their 52.5% interest; which had no carrying value, amongst the Valencia LLC members.  In addition, Genesis was reimbursed for $25,000 of their legal expenses.  Valencia paid a settlement amount of $95,000 to the plaintiffs from future credit sales. That debt was paid in full September 23, 2009.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, inventories – contracts, investments in securities available for sale, and lines of credits approximate their fair value because of the short maturity or holding period of these instruments.

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

At December 31, 2008, our financial instrument measured at fair value on a recurring basis consists of investments in securities available for sale which is measured using Level 1 inputs.    There were no such financial instruments at December 31, 2009.

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

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2009

	December 31,
	2009	2008
Funds held in escrow	$(23,326)	$(102,446)

NOTE 11— RELATED-PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John and Wendy Coghlan collectively own 35.65% of Coghlan, LLC and are co-managers. Genesis Holdings, Inc. is a Washington Corporation, which is managed by John Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc. JM Growth Enterprises, LLC is a company owned and controlled by Michael Kirk and John Coghlan.

Genesis Financial, Inc. had the following related party transactions the years ended December 31, 2008 and 2009.

Years Ended December 31, 2009 and  2008:

Mike Kirk and Genesis Finance Corporation

On January 2, 2008, the Company repurchased 200,000 common shares from Mike Kirk for a purchase price of $150,000 in connection with a corporate stock repurchase plan.

On January 1, 2009, the Company entered into a Management and Servicing Agreement with Genesis Finance Corporation, a Washington Corporation. Mike Kirk, Genesis Financial, Inc.’s president is the president Genesis Finance Corporation. The Company agrees to pay Genesis Finance Corporation a monthly fee of $6000 per the Management and Servicing Agreement.

John R. Coghlan “JRC”

On July 6, 2009, JRC purchased $104,158 in royalties.

On October 2, 2009, JRC resold an REO interest in a land contract for $95,445.

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Warehousing Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 million line of credit (see note 4).  The rate of interest was one (1%) percent over the Prime Rate of interest quoted on the first day of the month prior to the payment date. Interest is payable monthly. The Company paid a commitment fee of One Half of One Percent (1/2%) aggregating $12,500.  The Company was permitted to request advances from time to time.  The note is secured by a second lien position on all Company assets, behind the primary bank credit line.  Michael Kirk personally guaranteed the note.  If the Company defaults on the Agreement, default interest rate will be Twelve (12%) per annum.  The line was renewed for 12 months on December 31, 2009.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2009

On April 11, 2008, CFC purchased from the Company interests in two commercial property notes receivable totaling $75,000.

On January 20, 2009, CFC purchased from the Company a $100,000 interest in a contract secured by land.

On June 19, 2009, CFC resold an REO residential contract for $23,700.

Coghlan, LLC

On February 27, 2008, C,LLC purchased from the Company an interest in one commercial property note receivable for $100,000.

On July 27, 2009, C,LLC purchased from the Company a $30,000 interest in a land contract.

On September 17, 2009, C,LLC purchased from the Company a $50,000 interest in a residential contract.

On October 14, 2009, C,LLC purchased from the Company a $50,000 interest in a residential contract

On December 2, 2009, C,LLC purchased from the Company a $50,000 interest in a residential contract

On December 23, 2009, CFC purchased from the Company an interest in a land contract for $120,000.

Genesis Holdings, Inc.

On June 19, 2008, Genesis Holdings, Inc. purchased from the Company an interest in a land sale contract for $50,000.

On August 28, 2008, Genesis Holdings, Inc. purchased from the Company interests in residential receivables totaling $166,996.

On October 27, 2008, Genesis Holdings, Inc. purchased from the Company an interest in a land sale contract for $43,913.

On May 26, 2009, Genesis Holdings, Inc. purchased from the Company a $7,000 interest in a residential contract

Genesis Holdings II, Inc.

On July 15, 2008, the Company entered into a Management and Loan Servicing Agreement with Genesis Holdings II, Inc., a Washington corporation.  Mike Kirk, Genesis Financial, Inc.’s president is the president of Genesis Holdings II, Inc.   Genesis Holdings is a privately held corporation which purchases real estate receivables from Genesis Financial from time to time for cash. On January 1, 2009 the Company assigned its interest in this agreement over to Genesis Finance Corporation.

On August 20, 2008, Genesis Holdings II, Inc. purchased from the Company an interest in a residential receivable for $73,522.

On August 25, 2008, Genesis Holdings II, Inc. purchased from the Company an interest in a residential receivable for $34,647.

On October 23, 2008, Genesis Holdings II, Inc. purchased from the Company interests in three residential receivables totaling $125,216.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2009

On January 20, 2009, Genesis Holdings II purchased from the Company a $25,000 interest in a contract secured by land.

On April 1, 2009, Genesis Holding II purchased from the Company an interest in a land sale contract for $47,500.

On October 22, 2009, Genesis Holding II purchased from the Company an interest in a commercial contract for $9,000.

JM Growth Enterprises, LLC

On April 30, 2009, JM Growth Enterprise, LLC purchased from the Company an interest in a commercial contract for $165,000.

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

Effective January 1, 2009, Director and majority shareholder, John R. Coghlan, was appointed Co-President and Chairman of the Board of Genesis Financial, Inc.  Michael A. Kirk was appointed Co-President, CEO, and Director of the Company, and James Bjorklund resigned as a Director.  Douglas Greybill resigned December 31, 2008.

In May 2010 the Company sold 1,050,000 common shares of stock in a private placement for $105,000.

ITEM 8B.

Other Information.

Throughout fiscal years 2008 and 2009, the nation’s financial markets continued to tighten.  The two big national competitors in the seller financed real estate receivables market, Bayview and C-Bass, both retracted from the market due to the disintegration of the receivables securitization markets.  Many of the large companies in the commercial hard money lending market (i.e. PointCenter, Premier, Scripps) either discontinued their lending programs, or discontinued operations.

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

On December 27, 2008, GFI entered into a Corporate Restructuring Agreement with Genesis Finance Corporation (GFC) whereby it outsourced its day-to-day management and servicing operations to GFC, an affiliated company, effective January 1, 2009.  GFC is owned and controlled by Michael Kirk, GFI’s Co-President, Chief Executive Officer and member of its board of directors.  GFI will pay a combination management and servicing fee of $6,000 per month to GFC for these services. We believe that his arrangement will result in a material monthly savings to GFI in operational expenses.  Additionally, GFI assigned its interest in the July 15, 2008 Genesis Holdings II, Inc. Management and Loan Servicing Agreement to GFC.  As a part of this outsourcing agreement, GFC will be entitled to earn any spread income generated from the sale of investor-owned GFC managed receivables.  The Company’s forward focus will be to minimize expenses, while reducing debt as they work through the problem delinquencies and repossessions.  Their business focus has shifted from the commercial hard money loans to the acquisitions of seller financed real estate receivables.  (See Exhibit 10.3)

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2008 and 2009, or any interim periods.  We have not had any other changes in, nor have we had an disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, and 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources, no employees, and out-sourced operations, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  We expect to continue this structure for the foreseeable future.

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

PART III

ITEM 10.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2009, the Directors and Executive officers were as follows:

Name	Age	Position

Michael A. Kirk	57	Co-President, CEO, Member Board of Directors

John R. Coghlan	66	Co-President. CFO, Chairman of the Board
Jim Bjorklund	52	Member of the Board of Directors

As of December 31, 2009, Genesis operated with zero full-time and part-time employees, and a two member Board of Directors. Additional employees will be added only if activity levels warrant the addition. The following are brief biographical descriptions of the current Executive Officers and Directors of Genesis.

MICHAEL A. KIRK, Co-President, Chief Executive Officer and Member of the Board of Directors, age 57, is responsible for the overall management of operations.  Mr. Kirk has held these positions since inception of the company.  He will oversee and be directly involved with buying, underwriting, and secondary marketing. He will also oversee the processing, closing and servicing functions.  Mr. Kirk is a founder of Genesis and has served as President and Director since inception in January, 2002.  Mr. Kirk devotes his full time and energy to the business.

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

JOHN R. COGHLAN, Co-President, Chief Financial Officer,  Member of the Board of Directors and Chairman of the Board, age 66, became a Director on January 2, 2006. Mr. Coghlan is a retired C.P.A.  Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, Mr. Coghlan has been employed by the Coghlan Family Corporation, a privately held family business that manages family investment accounts.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grand children.

At the time Mr. Coghlan retired from Labor Ready in 1996, it operated 200 locations and generated $163 million in annual revenues.

JIM BJORKLUND, age 52, has been a Director of Genesis since January 2, 2006.  Mr. Bjorklund is a licensed realtor in the State of Washington, primarily involved in the residential real estate market.  His expertise is working directly with builders and developers in the marketing and selling of their homes.  Mr. Bjorklund is a life-long resident of Spokane, Washington.  Mr. Bjorklund resigned his position as a member of the board of directors effective January 1, 2009.

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

POLICY REGARDING TRANSACTIONS WITH AFFILIATES AND CONFLICTS OF INTEREST.

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

ITEM 11.

Executive Compensation

Compensation Discussion and Analysis

Our compensation program is designed to attract and retain top quality executive talent, to tie annual and long-term cash and equity incentive compensation to the achievement of measurable Company and individual performance objectives, and to align compensation incentives available to our executives with the goal of creating shareholder value.  Due to economic conditions, effective January 1, 2009, all day-to-day operations and servicing functions were out-sourced by the Company, eliminating all employees.  In 2009, none of the Executive Officers or Directors received any compensation from the Company.  Compensation expenses for 2009, and 2008, were $0 and $327,363, respectively.

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

The Company has discontinued the previously active employee bonus program.

As of December 31, 2009, the Company expects to continue to out-source all day-to-day functions, and remain employee less, until such time as market conditions warrant a change.

The following table set forth the compensation information on executive officers Michael A. Kirk and Douglas  Greybill for the fiscal years ending December 31, 2009 and 2008.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Comp ($)	All other Compensation	Total
Michael Kirk	2009	$ -0-	$ -0-	-0-	-0-	-0-	-0-	$ -0-
	2008	$96,000	-0-	-0-	-0-	-0-	-0-	$ 96,000
Douglas Greybill	2009[1]	$ -0-	$ -0-	-0-	-0-	-0-	-0-	$ -0-
	2008	$72,000	$ 4,186	-0	-0-	-0-	-0-	$ 82,186

Note:  1.  Douglas Greybill was not employed by the Company during fiscal year 2009.

Grants of Plan-Based Awards

There were no grants of plan based awards to any executive officer or director during the fiscal year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

There was no outstanding equity awards to any executive officer at the end of the fiscal year ended December 31, 2009.

Director Compensation

There was no compensation to any Director during the fiscal year ended December 31, 2009.

Meetings and Committees of The Board Of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the board of directors performing these functions as of December 31, 2009, are Michael A. Kirk and John R. Coghlan.

Compensation Committee

The board of directors, in its Compensation Committee role, has discontinued all compensation for the remaining officers and directors for the foreseeable future.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 6,707,108 shares of common stock outstanding as of December 31, 2009 and 2008.

Directors, Executive Officers and 5% Shareholders of our Company
	December 31, 2009 and 2008
	Number	%
Michael Kirk	500,000(1)	7.45%
John R. Coghlan	3,650,420(2)	54.40%
Jim Bjorklund	133,200	1.99%
Directors and executive officers as a group(2)	4,283,620	63.84%

(1) 250,000 shares have been pledged in favor of Coghlan Family Corporation.

(2) Represents 2,465,282 owned by Coghlan Family Corporation, 411,440 owned by Coghlan, LLC and  773,700 owned by John R. Coghlan.  Mr. Coghlan has voting and dispositive control over Coghlan Family Corporation and Coghlan, LLC.

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

Coghlan Family Corporation and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John and Wendy Coghlan collectively own 35.65% of Coghlan, LLC and are co-managers.  Genesis Finance Corporation (GFC) is a company owned 100% and controlled by Michael Kirk.  JM Growth Enterprises, LLC is a company owned and controlled by Michael Kirk and John Coghlan.

On April 16, 2004, Genesis Financial, Inc. (“GFI”) entered into a management and servicing agreement to manage the funds of Genesis Holdings, Inc., a Washington corporation.  GFI manages the business functions and receivables portfolio, services portfolio loans for Genesis Holdings, Inc.  Genesis Holdings, Inc. pays GFI a One (1%) fee for management and a half (0.5%) fee for loan servicing.  GFI does not own any of the outstanding stock of Genesis Holdings, Inc, however, John Coghlan, Co-President of GFI is the President of Genesis Holdings, Inc.  GFI earned fees under this agreement totaling $51,403 and $53,533 during the years ended December 31, 2009 and 2008, respectively.  Effective January 1, 2009, Michael Kirk resigned his position as President with Genesis Holdings, Inc. and John Coghlan replaced him as President.

On July 15, 2008, Genesis Holdings II, Inc., a Washington corporation, entered into a Management and Loan Servicing Agreement with GFI.  Genesis Holdings II, Inc. was formed to acquire interests in real estate receivable contracts which it intended to purchase from GFI.  Michael Kirk, Co-President of GFI, and President of Genesis Finance Corporation, acts as the President of Genesis Holdings II, Inc.  GFC manages the business functions and services portfolio loans of Genesis Holdings II, Inc.  Genesis Holdings II, Inc. pays GFC a One (1%) fee for management and a half (0.5%) fee for loan servicing.  A copy of the Agreement is attached to this report as Exhibit 10.5.  Effective January 1, 2009, Genesis Finance Corporation took over the management of Genesis Holdings II, Inc. from Genesis Financial, Inc.

On December 27, 2008, GFI entered into a Corporate Restructuring Agreement with Genesis Finance Corporation (GFC) whereby it outsourced its day-to-day management and servicing operations to GFC, an affiliated company, effective January 1, 2009.  GFC is owned and controlled by Michael Kirk, GFI’s Co-President, Chief Executive Officer and member of its board of directors.  GFI will pay a combination management and servicing fee of $6,000 per month to GFC for these services. We believe that his arrangement will result in a material monthly savings to GFI in operational expenses.  See Exhibit 10.2, attached to this Annual Report. As a result of these affiliations, there are interrelationships between these entities and persons which could create potential conflicts of interest. The Company may see deals from time to time that it may choose not to pursue. The Company may refer or broker these deals to others, including officers, directors, and key employees for funding. This may create real or perceived conflicts of interest if deals funded by officers and directors are also deals that could have been funded by the Company. Management will attempt to deal with such conflicts as they arise but no assurances can be given that the resolution, if any, will be acceptable to the parties involved or, if acceptable, that it will be in the best interests of the shareholders. When appropriate, the Company may bring in outside advisors to assist with conflict resolution to attempt to develop a resolution that is fair to the stakeholders involved.

Years Ended December 31, 2009 and 2008

Michael Kirk and Genesis Finance Corporation

On January 2, 2008, the Company repurchased 200,000 common shares from Michael Kirk for a purchase price of $150,000 in connection with a corporate stock repurchase plan.

On December 27, 2008, GFI entered into a Corporate Restructuring Agreement with Genesis Finance Corporation (GFC) whereby it outsourced its day-to-day management and servicing operations to GFC, an affiliated company, effective January 1, 2009.  GFC is owned and controlled by Michael Kirk, GFI’s President and member of its board of directors.  GFI will pay a combination management and servicing fee of $6,000 per month to GFC for these services. We believe that his arrangement will result in a material monthly savings to GFI in operational expenses.  Additionally, GFI assigned its interest in the July 15, 2008 Genesis Holdings II, Inc. Management and Loan Servicing Agreement to GFC.  As a part of this outsourcing agreement, GFC will be entitled to earn any spread income generated from the sale of investor-owned GFC managed receivables.  The Company’s forward focus will be to minimize expenses, while reducing debt as they work through the problem delinquencies and repossessions.  Their business focus has shifted from the commercial hard money loans to the acquisitions of seller financed real estate receivables.  Office furniture and equipment owned by Genesis Financial or Michael Kirk was transferred to GFC.  (See Exhibit 10.2)

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Warehousing Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 Million Dollar line of credit.  The rate of interest was One (1%) percent over the Prime Rate of interest quoted on the first day of the month prior to the payment date. Interest is payable monthly. The company paid a commitment fee of One Half of One Percent (1/2%) aggregating $12,500.  The company was permitted to request advances from time to time.  The note is secured by a first lien position on all Company assets.  Michael Kirk personally guaranteed the note.  If the Company defaults on the Agreement, default interest rate will be Twelve (12%) per annum.  A copy of the Agreement is attached as Exhibit 10.4.

On April 11, 2008 CFC purchased interests in two commercial property notes receivable totaling $75,000.

On January 20, 2009 CFC purchased a $100,000 interest in a contract secured by land.

On June 19, 2009 CFC resold an REO residential contract for $23,700.

On January 1, 2010, the Company entered into a Warehousing Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 Million Dollar line of credit.  The rate of interest was One (1%) percent over the Prime Rate of interest quoted on the first day of the month prior to the payment date. Interest is payable monthly. The company paid a commitment fee of One Half of One Percent (1/2%) aggregating $12,500.  The company was permitted to request advances from time to time.  The note is secured by a first lien position on all Company assets.  Michael Kirk personally guaranteed the note.  If the Company defaults on the Agreement, default interest rate will be Twelve (12%) per annum.  A copy of the Agreement is attached as Exhibit 10.3.

Coghlan, LLC

On February 27, 2008 C, LLC purchased interests in one commercial property note receivable for $100,000.

On July 27, 2009 C, LLC purchased a $30,000 interest in a land contract.

On September 17, 2009 C, LLC purchased a $50,000 interest in a residential contract.

On October 14, 2009 C, LLC purchased a $50,000 interest in a residential contract.

On December 2, 2009 C, LLC purchased a $50,000 interest in a residential contract.

On December 23, 2009 C, LLC purchased and interest in a land contract for $120,000.

John R. Coghlan

On July 6, 2009 JRC purchased $104,158 in royalties.

On October 2, 2009 JRC resold an interest in a land contract for $95,445.

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

ITEM 14.

Principal Accounting Fees and Services.

DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2009 and 2008.

The following table presents fees for professional audit services rendered by DeCoria, Maichel &Teague, P.S. for the audit or review of Genesis’ financial statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2009	2008
Audit Fees	$20,000	$20,000
Audit Related
Tax Fees
All other Fees
Total Fees	$20,000	$20,000

(1)Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.  Above fees are estimates and may vary.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during the fiscal years ending December 31, 2009 and December 31, 2008 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

(a) List Financial Statements filed as a part of this Annual Report

Description

Page No.

Report of Independent Registered Public Accounting Firm

21

Balance Sheets

22

Statements of Operations

23

Statement of Changes in Stockholders’ Equity

24

Statements of Cash Flows

25

Notes to Financial Statements

26

List all Exhibits Required by Item 601

Exhibit No.

Description

10.1

Promissory Note Riverbank Line of Credit dated June 29, 2009.

10.2

Corporate Restructuring Agreement with Genesis Financial Corporation dated December 27, 2008

10.3

Warehousing Line of Credit Coghlan Family Corporation dated January 1, 2010

10.4

Warehousing Line of Credit Coghlan Family Corporation dated January 1, 2008

10.5

Management and Loan Servicing Agreement Genesis Holdings II dated July 15, 2008.

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

Dated: August 5, 2010

Genesis Financial, Inc.

(Registrant)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: Co-President and Chief Executive Officer

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Co-President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  August 5, 2010

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: Co-President, CEO, Director

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Co-President, CFO, Chairman of the Board of Directors