Form 10-Q
period 2010-03-31
GENESIS FINANCIAL INC
filed 2010-08-19
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2010

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

As of July 14, 2010 we had 7,757,108 shares of common stock issued and outstanding.

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

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4. Controls and Procedures.

15

PART II - OTHER INFORMATION

17

Item 1.  Legal Proceedings.

17

Item 1A. Risk Factors

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4.  Removed and Reserved.

17

Item 5.  Other Information.

17

Item 6.  Exhibits

17

SIGNATURES

18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets

	March 31,	December 31,
	2010	2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$53,410	$64,406
Interest and other receivables	250,065	194,913
Inventories, lower of cost or market:
Contracts	3,140,349	3,154,238
Real estate	1,585,209	1,686,783
Subtotal	4,725,558	4,841,021
Less allowance	(1,483,667)	(1,471,553)

Net inventories	3,241,891	3,369,468

Total current assets	3,545,366	3,628,787

Other assets	20	20

Total assets	$3,545,386	$3,628,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$2,372,158	$2,390,000
Line of credit, bank	574,000	599,000
Accrued interest, affiliated company	81,003	79,176
Other current liabilities	120,908	183,972
Total current liabilities	3,148,069	3,252,148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value: 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000,000 authorized,
6,707,108 issued and outstanding	6,708	6,708
Additional paid-in capital	3,969,401	3,969,401
Accumulated deficit	(3,578,792)	(3,599,450)
Total stockholders’ equity	397,317	376,659

Total liabilities and stockholders' equity	$3,545,386	$3,628,807

See accompanying notes to financial statement.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

		Three Months Ended March 31,
		2010		2009
REVENUE:
Contract sales revenue		$159,642
Cost of contracts sold		(157,790)
		1,852
Interest, processing and other income (expense)		70,118		$(10,611)
Broker fee income		-		7,787
Total revenues		71,970		(2,824)

EXPENSES:
Recovery for losses		(16,422)		(100,285)
Management fee - affiliate		18,000		18,000
Interest expense, related party		25,918		26,199
Interest expense, other		7,333		18,819
Office occupancy		273		2,358
Other operating expenses		16,210		12,399
Total operating expenses (income)		51,312		(22,510)

NET INCOME FROM OPERATIONS		20,658		19,686

OTHER INCOME (LOSS):
Loss on sale of investment securities		-		(41,721)

NET INCOME (LOSS)		20,658		(22,035)

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$	Nil	$	Nil
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED		6,707,108		6,707,108

See accompanying notes to financial statement.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES	$31,846	$185,679

CASH FLOWS FROM INVESTING ACTIVITIES	-	30,571

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayment) line of credit with affiliate, net	(17,842)	-
Borrowings (repayment) line of credit from bank, net	(25,000)	(50,000)
	(42,842)	(50,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(10,996)	166,250

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	64,406	117,387

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$53,410	$48,863

See accompanying notes to financial statement.

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for year ended December 31, 2009.

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

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

NOTE 2 — INVESTMENTS IN SECURITIES AVAILABLE FOR SALE:

During the year ended December 31, 2009, the Company sold all of its remaining securities it held for sale.

NOTE 3 — INVENTORY:

Contracts Receivable:

The Company's contract receivables balances consisted of the following:

	March 31,	December 31,
	2010	2009
Unpaid principal balances	$3,141,507	$3,155,658
Deferred origination costs	(1,158)	(1,420)
Totals	$3,140,349	$3,154,238

Real Estate:

The Company's real estate inventory balances consisted of the following:

	March 31,	December 31,
	2010	2009
Residential properties	$368,448	$370,685
Commercial properties	40,136	40,136
Land properties	983,212	1,129,117
Acquisition costs	193,413	146,845
Total	$1,585,209	$1,686,783

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

Loss Allowance:

The activity in the Company's loss allowance account for the three month period consisted of the following:

	March 31,
	2010	2009
Beginning balances	$1,471,553	$1,738,254
Additions	75,000	75,000
Writeoffs	(62,885)	(175,285)
Ending balances	$1,483,668	$1,637,969

The Company did a carrying value analysis of their portfolio during the first quarter ended March 31, 2010, and due to the nation-wide plunge of real estate values, wrote-down the property values accordingly.

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

Genesis Holdings, Inc. is a Washington corporation, which is managed by John Coghlan.  Mr. Coghlan is President and Director of Genesis Holdings, Inc.

Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc.3

JM Growth Enterprises, LLC is a Washington Corporation, which is managed and controlled by Michael Kirk and John Coghlan.

Genesis Financial, Inc. had the following related party transactions for the quarter ending March 31, 2010 and the quarter ended March 31, 2009.

Michael Kirk and Genesis Finance Corporation

Genesis Financial, Inc. renewed the contract with Genesis Finance Corporation, a Washington corporation owned 100% by Michael Kirk, to handle the operations and servicing management of the Company's assets.  Genesis Finance Corporation is paid $6,000 per month for their services.

John R. Coghlan

On February 2, 2010, John R Coghlan purchased a $157,789.79 interest in a commercial contract.

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Warehousing Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 million line of credit

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

Coghlan, LLC

There was no activity for the quarter ended March 31, 2009 and 2010.

Genesis Holdings, Inc.

There was no activity for the quarter ended March 31, 2009 and 2010.

Genesis Holdings II, Inc.

On January 20, 2009 Genesis Holdings II purchased a $25,000 interest in a contract secured by land.

There was no activity for the quarter ended March 31, 2010.

JM Growth Enterprises, LLC

JM Growth Enterprises, LLC is a company owned and controlled by Michael Kirk and John Coghlan.

On February 2, 2010 JM Growth Enterprises, LLC sold its interest in a commercial contract for $157,789.79.

NOTE 5 — LINE OF CREDIT:

At March 31, 2010, the Company had a $1,000,000 Line of Credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, totaling 6%.  The line has a term of 12 months, and an origination fee of 1%, or $10,000.  The outstanding balance at March 31, 2010 was $574,000.  The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

On July 7, 2010, the Line of Credit was renewed with RiverBank, with a balance owing of $473,905, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%.  The line has a term of 14 months, and an origination fee of 1/2%, or $2,369.  The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At March 31, 2010, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months, and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

MARCH 31, 2010

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

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2009.  The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

PLAN OF OPERATIONS.

Genesis Financial, Inc. will continue to develop our operations along the lines of our growth since inception, but will also concentrate on reducing overhead expense, and resolving delinquencies and repossession situations. We are not capitalized at a level that allows holding of significant amounts of contracts and loans for investment and as a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets. Through the first six months of 2003, we were averaging one pool sale every two months.  That trend has declined to the point that, as of the end of 2007, we were not actively pursuing pool sales, due to the slow-down and turmoil in the secondary markets, and that trend

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

continues.  We are either holding these contracts in inventory, or selling them individually as opportunities arise. We expect that the number and dollar volume of all sales will continue to decline over the next twelve months, and longer, especially if financial market conditions continue to deteriorate. Until conditions improve, we will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed further and profitability will continue to be negatively impacted.

Over the past three years, we have seen a dramatic increase in delinquencies, resulting in increased costs of collection and litigation. The increase in delinquencies has also resulted in a dramatic increase in repossessions.  These repossessions tie up capital until the collateral properties can be resold, and require additional capital to maintain the properties during the holding period until a sale can be achieved.  In addition, if property values continue to decline, our ability to recoup our investment through a resale of the property will be adversely affected.  If real estate market values continue to decline, our growth plans will be delayed further and profitability will continue to be negatively impacted.

RESULTS OF OPERATIONS

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009.

Revenues

Total revenues for the quarter ending March 31, 2010 were $70,970 compared to ($2,824) for the quarter ending March 31, 2009. $70,118 and ($10,611) in interest and processing fee income from existing contracts for the same three months ending March 31, 2010 and March 31, 2009 made substantially all of the revenues.

Our ending inventory for the quarters ending March 31, 2010 and 2009 consisted of contracts and real estate properties with a cost basis of $4,479,845 and $6,908,756, respectively.

Of the contracts held in inventory at March 31, 2010 and 2009, contracts with aggregate values of $2,319,727 and $1,350,236 respectively, were in payment default. We believe this increase in defaults was related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for those quarters ended March 31, 2010 and 2009 were $34,483 and $32,757, respectively. G&A primarily consists of executive and director salaries, rent and professional fees for legal, accounting and public relations, utilities, and maintenance.  The period over period increases and (decreases) for the fiscal quarters ended March 31, 2010 and 2009 were $1,726 and ($81,443), respectively. The primary reason for the decrease for the quarter ended March 31, 2009 was the out-sourcing of the management and servicing of the contracts, rather than an employee based management and servicing team.

Interest Expense

For the quarters ending March 31, 2010 and 2009, interest expense amounted to $33,251 and $45,018, respectively.

Interest expense was incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

We consider the terms of the lines of credit to be acceptable. As of March 31, 2010 and 2009, the balances on the lines of credit were $2,946,158 and $3,450,000, respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels. The increase (decrease) for the lines of credit for the

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

quarters ending March 31, 2010 and 2009, were ($42,842) and ($50,000), respectively.

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

At March 31, 2010 and March 31, 2009, we had cash available of $53,410 and $48,863, respectively, and our lines of credit were fully extended.

At March 31, 2010, we operated under two lines of credit:

The primary line of credit with RiverBank, an unaffiliated lender, bearing interest at a variable rate equal to the prime rate index rate (as published in the Wall Street Journal), plus 1%. The line of credit requires a one percent origination fee that is payable in cash. The line is for a twelve month term, and currently expires on July 1, 2010. We believed the terms of the line of credit were acceptable.

On July 7, 2010, the line of credit was renewed with RiverBank, with a balance owing of $473,905, with a variable interest rate equal to the prime rate index (as published in the Wall Street Journal), plus 1%.  The line of credit has a term of 14 months, and an origination fee of 1/2%, or $2,369.

The secondary line of credit with Coghlan Family Corporation, an affiliated company, bearing interest at a variable rate equal to the prime rate index (as published in the Wall Street Journal), plus 1%. The line of credit requires a one-half percent origination fee that is payable in cash.  The line of credit was renewed June 29, 2010 and expires July 1, 2011. We believed the terms of the line of credit were at least as favorable as those available to us from an unaffiliated lender.

Pursuant to the terms of our line of credit agreements with our primary line of credit holder, RiverBank (RB), an unaffiliated lender, we have provided RB with a blanket security agreement on all of our assets. The security agreement will remain in place so long as amounts are due RB under the line of credit. Our contract and loan inventory represented the primary asset that secured the RB loan. In the event of default on the line, RB will be in a position to foreclose their security interest in any or all of our assets, up to the balance due on the line plus interest and costs.  The loan is personally guaranteed by John and Wendy Coghlan.

Pursuant to the terms of our lines of credit with our secondary line of credit holder, Coghlan Family Corporation (CFC), an affiliated company, we have provided CFC with a blanket security agreement in all our assets, junior only to the primary line of credit holder blanket security agreement.  This secondary line of credit also provides guarantees of performance on the primary line of credit, as well as guarantees of size limits on the outstanding balance on the secondary line of credit. The security agreement will remain in place so long as amounts are due CFC under the line of credit.  Our contract and loan inventory represents the primary asset that secured the CFC loan.  In the event of default on the line, CFC will be in a position to foreclose their security interest in any and all of our assets, up to the balance due on the line, plus interest and costs, plus the amount necessary to pay off the primary line of credit holders.

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

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

For the fiscal periods ending March 31, 2010 and March 31, 2009, our net cash provided (used) in operating activities was $31,846 and $185,679, respectively.  The reason for the increase/decrease was the operating losses incurred by the Company and the liquidation of investments and contracts.

During these periods our net cash used by financing activities was ($42,842) and ($50,000), respectively.  The reason for the increase/decrease was our credit lines were at their maximum limits.

In May 2010, Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to Smaller Reporting Companies

Item 4. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

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

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 18, 2010

Genesis Financial, Inc.

(Registrant)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: President and Chief Executive Officer

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chief Financial Officer

18