Form 10-Q
period 2010-06-30
GENESIS FINANCIAL INC
filed 2010-09-09
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number:  333-103331

Genesis Financial, Inc.

(Exact Name of Registrant as Specified in Its Charter)

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

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

13

Item 4. Controls and Procedures.

13

PART II - OTHER INFORMATION

15

Item 1.  Legal Proceedings.

15

Item 1A. Risk Factors

15

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults upon Senior Securities.

15

Item 4.  Removed and Reserved.

15

Item 5.  Other Information.

15

Item 6.  Exhibits

15

SIGNATURES

16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets

	June 30,	December 31,
	2010	2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$104,089	$64,406
Interest and other receivables	234,335	194,913
Inventories, lower of cost or market:
Contracts	3,042,938	3,154,238
Real estate	1,575,526	1,686,783
Subtotal	4,618,464	4,841,021
Less allowance	(1,388,066)	(1,471,553)

Net inventories	3,230,398	3,369,468

Total current assets	3,568,822	3,628,787

Other assets	20	20
Total assets	$3,568,842	$3,628,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$2,372,158	$2,390,000
Line of credit, bank	474,000	599,000
Accrued interest, affiliated company	180,864	79,176
Other current liabilities	61,218	183,972
Total current liabilities	3,088,240	3,252,148

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value: 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000,000 authorized,
7,757,108 issued and outstanding at 6/30/2010
6,707,108 issued and outstanding at 12/31/2009	7,758	6,708
Additional paid-in capital	4,073,352	3,969,401
Accumulated deficit	(3,600,508)	(3,599,450)
Total stockholders’ equity	480,602	376,659
Total liabilities and stockholders' equity	$3,568,842	$3,628,807

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

		Three Months Ended June 30,				Six Months Ended June 30,
		2010		2009		2010	2009
REVENUE:
Contract sales revenue		$40,000		$-		$199,642	$-
Cost of contracts sold		-		-		157,790	-
		40,000		-		41,852	-
Interest, processing and other income		4,936		65,786		75,054	55,175
Broker fee income		-		46,957			54,744
Total revenues		44,936		112,743		116,906	109,919

EXPENSES:
Provision for losses		(95,602)		547,449		(112,024)	447,164
Management fee - affiliate		18,000		18,000		36,000	36,000
Interest expense, related party		25,135		26,489		51,053	52,688
Interest expense, other		11,760		11,379		19,093	30,198
Office occupancy		245		246		518	2,604
Other operating expenses		107,114		30,400		123,324	42,799
Total operating expenses		66,652		633,963		117,964	611,453

LOSS FROM OPERATIONS		(21,716)	#	(521,220)		(1,058)	(501,534)

OTHER INCOME (LOSS):
Loss on sale of investment securities		-		-		-	(41,721)

NET LOSS		$(21,716)		$(521,220)		$(1,058)	$(543,255)

BASIC AND DILUTED EARNINGS
LOSS PER SHARE	$	Nil		$(0.08)	$	Nil	$(0.08)
WEIGHTED AVERAGE SHARE
OUTSTANDING BASIC AND DILUTED		7,237,877		6,707,108		6,973,959	6,707,108

	See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES	$77,525	$(19,628)

CASH FLOWS FROM INVESTING ACTIVITIES	-	78,870

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock in private placement	105,000	-
Repayment on line of credit with affiliate, net	(17,842)	-
Repayment on line of credit from bank, net	(125,000)	(150,000)
	(37,842)	(150,000)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	39,683	(90,758)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	64,406	117,387

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$104,089	$26,629

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Genesis Financial, Inc. (“the Company” or “Genesis” or “GFI”) was incorporated in Washington State on January 24, 2002.  The Company is primarily engaged in the business of purchasing and selling real estate receivable contracts, initiating new real estate loans and periodically providing bridge capital funding.  Receivables contracts consist of real estate contracts and mortgage notes collateralized by primarily first position liens on residential and commercial real estate.  The receivables collateralized by real estate are typically non-conventional either because they are originated as a result of seller financing, or the underlying property is non-conventional.

The Company invests in receivables contracts using investor funds, equity funds and funds generated from external borrowings including a line of credit facility from an affiliated shareholder.

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

NOTE 2 — INVENTORIES:

Contracts Receivable:

The Company's contract receivables balances consisted of the following:

	June 30,	December 31,
	2010	2009
Unpaid principal balances	$3,043,941	$3,155,658
Deferred origination costs	(1,003)	(1,420)
Totals	$3,042,938	$3,154,238

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

Real Estate:

The Company's real estate inventory balances consisted of the following:

	June 30,	December 31,
	2010	2009
Residential properties	$366,891	$370,685
Commercial properties	40,136	40,136
Land properties	946,342	1,129,117
Acquisition costs	222,157	146,845
Total	$1,575,526	$1,686,783

Loss Allowance:

The activity in the Company's loss allowance account for three and six month period end consists of the following:

	Three month period ending		Six month period ending
	June 30,		June 30,
	2010	2009	2010	2009
Beginning balances	$1,417,553	$1,738,235	$1,471,553	$1,738,235
Additions	(95,602)	547,449	(112,024)	447,164
Writeoffs	66,115	(238,619)	28,537	(138,334)
Ending balances	$1,388,066	$2,047,065	$1,388,066	$2,047,065

NOTE 3 — RELATED PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation (“CFC”) and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan, husband and wife, collectively own 35.65% of Coghlan, LLC and are co-managers.

Genesis Holdings, Inc. is a Washington corporation, which is managed by John R. Coghlan.  Mr. Coghlan is President and Director of Genesis Holdings, Inc.

Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc.

JM Growth Enterprises, LLC is a Washington Corporation, which is managed and controlled by Michael Kirk and John R. Coghlan.

Genesis Financial, Inc. had the following related party transactions for the six months ending June 30, 2010 and the six months ended June 30, 2009.

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

Michael Kirk and Genesis Finance Corporation

Genesis Financial, Inc. renewed the contract with Genesis Finance Corporation, a Washington corporation owned 100% by Michael Kirk, to handle the operations and servicing management of the Company's assets.  Genesis Finance Corporation is paid $6,000 per month for their services.

John R. Coghlan

On February 2, 2010, John R. Coghlan purchased a $157,790 interest in a commercial contract.

Coghlan Family Corporation

The Company entered has a Line of Credit Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 million line of credit.  See Note 4 for more information.

On January 20, 2009 CFC purchased a $100,000 interest in a contract secured by land.

On June 19, 2009, CFC purchased a $100,000 interest in a contract secured by land.

On June 30, 2010 CFC purchased a commercial contract for $31,995, a land contract for $70,868 and a business note for $7,137 totaling $110,000.

Coghlan, LLC

There was no activity for the six months ended June 30, 2009 and 2010.

Genesis Holdings, Inc.

There was no activity for the six months ended June 30, 2009 and 2010.

Genesis Holdings II, Inc.

On January 20, 2009 Genesis Holdings II purchased a $25,000 interest in a contract secured by land.

On April 1, 2009, Genesis Holdings II, Inc. purchased an interest in a land sale for $47,500.

There was no activity for the six months ended June 30, 2010.

JM Growth Enterprises, LLC

On February 2, 2010 JM Growth Enterprises, LLC sold its interest in a commercial contract for $157,790.

There was no activity for the six months ended June 30, 2009.

NOTE 4 — LINE OF CREDIT:

At June 30 2010, the Company had a Line of Credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months, and an origination fee of 1%.  The outstanding balance at June 30, 2010 was $473,905. The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

At June 30, 2010, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months, and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by the CEO of the Company. Because of the economic condition, CFC has agreed to waive the 3.0 debt to equity ratio as well as the 12% default rate.

NOTE 5 – SUBSEQUENT EVENTS:

On July 7, 2010, the Line of Credit was renewed with RiverBank, with a balance owing of $473,905, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%.  The line has a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment will be $95,164. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2010 compared to quarter ended June 30, 2009.

Revenues

Total revenues for the quarter ending June 30, 2010 were $44,936 compared to $112,743 for the same quarter June 30, 2009.   The majority of the revenue for the quarter ended June 30, 2010 was from contract sales while the majority of the revenue for the quarter ended June 30, 2009 was from interest and broker fee income.

During the quarter ended June 30, 2010 we did not sell any contracts and real estate properties.

We earned $4,936, and $65,786, respectively for the quarters ending June 30, 2010 and 2009 of interest, processing and other income, and -0- and $46,957, respectively, in broker fee income.

Net income (loss) from operations was ($21,716) and ($521,220), respectively for the quarters ending June 30, 2010 and 2009.

Of the contracts held in inventory at June 30, 2010 and 2009, contracts with aggregate values of $2,310,160 and $1,409,755, respectively, were in payment default. We believe this increase in defaults was related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended June 30, 2010 and 2009, were $125,359 and $48,646, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The year over year increases and (decreases) for the fiscal quarters ended June 30, 2010 and 2009 were $76,713 and $(85,489), respectively. The primary reason for the increase for the quarter ended June 30, 2010 was the professional fees incurred in bringing the required audits and filings current while the decrease for the quarter ended June 30, 2009 were the changes made in operations, engaging a manager to manage the existing contracts, and ceasing to actively seek new contracts.

Interest Expense

For the quarters ending June 30, 2010 and 2009, interest expense amounted to $36,895 and $37,868, respectively.

Interest expense was incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

We are currently operating under a primary $473,905 line of credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of six percent.  The line of credit also includes a one-half percent origination fee.  The term of the loan is 14 months, with quarterly payments of principal and interest of $100,000, with a final payment of $95,163.93.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of June 30, 2010 and 2009, the balances on the lines of credit were $2,846,158 and $3,350,000 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Six Months ended June 30, 2010 compared to six months ended June 30, 2009.

Revenues

Total revenues for the six months ending June 30, 2010 were $116,906 compared to $109,919 for the same six months ended June 30, 2009.   The majority of the revenue for the six months ended June 30, 2010 was from interest and other processing fees and included net revenues from contract sales of $41,852 while revenue for the six months ended June 30, 2009 was equally split between interest and processing fees and broker fee income.  The six months ended June 30, 2009 did not include any contract sales revenue.

Net income (loss) from operations was ($1,058) and ($501,534), respectively for the six months ending June 30, 2010 and 2009

Of the contracts held in inventory at June 30, 2010 and 2009, contracts with aggregate values of $2,310,160 and $1,409,755, respectively, were in payment default.  We believe this increase in defaults is directly tied to the national real estate market collapse.

Our ending inventory for the six months ending June 30, 2010 and 2009 consisted of contracts and real estate properties with a cost basis of $4,342,943 and $6,765,432, respectively.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six months ended June 30, 2010 and 2009 were $159,842 and $81,403, respectively. G&A primarily consists of management and professional fees for legal and auditing. The year over year increases and (decreases) for the six months ended June 30, 2010 and 2009 were $78,439 and ($166,932), respectively.  The primary reason for the increase for the six months ended June 30, 2010 was the professional fees incurred in bringing the required audits and filings current while the decrease for the six months ended June 30, 2009 were the changes made in operations, engaging a manager to manage the existing contracts and ceasing to actively seeking new contracts.

Interest Expense

For the six months ending June 30, 2010 and 2009, interest expense amounted to $70,146 and $82,886 respectively.

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

At June 30, 2010 and 2009, we had cash available of $104,089 and $26,629, respectively, and no funds were available under our lines of credit.

At June 30, 2010, the Company had a Line of Credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months, and an origination fee of 1%. The outstanding balance at June 30, 2010 was $473,905. The RiverBank line of credit is senior to the CFC line of credit and is collateralized by the assets of Genesis.  The RiverBank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

On July 7, 2010, the Line of Credit was renewed with RiverBank, with a balance owing of $473,905, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%.  The line has a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments of principal and interest are due quarterly in the amount of $100,000, for the first 4 payments, and the last payment will be $95,163.93. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At June 30, 2010, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.

Our capital resources have occasionally been strained, but were adequate to fund our operations at a reasonable level during the quarter covered by this Quarterly Report. We have paid close attention to our contract purchases and loans and maintained our funding requirements within our available resources. We were able to control our funding rate by adjusting our pricing, tightening our underwriting, and/or discontinuing certain product lines. The strains on our capital have been largely caused by increased litigation expenses, as well as increased repossession maintenance, holding and resale costs, coupled with lower resale values. We received  interest and principal reductions (typically monthly) on contracts and loans we held in inventory pending sale, and the interest rate spread between the cost of our lines of credit, or the participation sales to private investors, and our weighted average contract yield provided operating capital which sustained our operations during the reported periods.  The origination fees generated from the commercial loans contributed additional operating capital. We would require an increase in our capital base, and an improvement in the real estate markets, in order to grow the company, and improve profitability.  Until such time as that happens, we expect to see our asset base continue to decline in both size and value, and capital resources to remain strained.

For the fiscal periods ending June 30, 2010 and June 30, 2009, our net cash flows (deficits) from operating activities were $77,525 and ($19,628), respectively.  The reason for the increase was contract collections in excess of operating costs.

In May 2010, Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

During these periods our net cash provided by financing activities was ($142,842) and ($150,000), respectively.  The reason for the increase/decrease was our credit lines were at their maximum limits.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

In May 2010, Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per share to 19 accredited investors for a total price of $105,000.

We believe these securities were issued in a private transaction pursuant to Section 4(2)  and Regulation D Rule 506 of the Securities Act of 1933, as amended, (the, “Act”) and are deemed restricted securities and may not be publicly resold, without registration under the Act or unless exempt from the registration requirements.

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

32.2

CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2010

Genesis Financial, Inc.

(Registrant)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: President and Chief Executive Officer

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chief Financial Officer

16