Form 10-Q
period 2010-09-30
GENESIS FINANCIAL INC
filed 2010-11-10
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] (See Explanatory Note)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer [ ], Accelerated filer [ ], Non-accelerated filer [ ], Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 25, 2010 we had 7,757,108 shares of common stock issued and outstanding.

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

15

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults upon Senior Securities.

15

Item 4.  Removed and Reserved.

15

Item 5.  Other Information.

15

Item 6.  Exhibits

15

SIGNATURES

16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets

	September 30,	December 31,
	2010	2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,143	$64,406
Interest and other receivables	230,618	194,913
Inventories, lower of cost or market:
Contracts	1,220,012	3,154,238
Real estate	2,546,816	1,686,783
Subtotal	3,766,828	4,841,021
Less allowance	(2,075,830)	(1,471,553)

Net inventories	1,690,998	3,369,468

Total current assets	1,967,759	3,628,787

Other assets	20	20

Total assets	$1,967,779	$3,628,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,750,845	$2,390,000
Line of credit, bank	380,618	599,000
Accrued interest, affiliated company	-	79,176
Other current liabilities	64,906	183,972
Total current liabilities	2,196,369	3,252,148

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par value: 10,000,000 authorized	-	-
Common stock, $.001 par value, 100,000,000 authorized,
7,757,108 issued and outstanding at 9/30/2010
6,707,108 issued and outstanding at 12/31/2009	7,758	6,708
Additional paid-in capital	4,073,352	3,969,401
Accumulated deficit	(4,309,700)	(3,599,450)
Total stockholders’ equity (deficit)	(228,590)	376,659

Total liabilities and stockholders' equity (deficit)	$1,967,779	$3,628,807

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Contract sales revenue	$-	$-	$159,642	$-
Cost of contracts sold	-	-	157,790	-
	-	-	1,852	-
Interest, processing and other income	13,044	38,708	88,098	93,883
Broker fee income	587	213	587	54,957
Total revenues	13,631	38,921	90,537	148,840

EXPENSES:
Provision for losses	646,251	190,957	534,227	638,121
Management fee - affiliate	18,000	18,000	54,000	54,000
Interest expense, related party	25,196	26,781	76,249	79,469
Interest expense, other	6,618	20,001	25,711	50,199
Office occupancy	225	322	743	2,926
Other operating expenses	26,533	17,225	109,857	60,024
Total operating expenses	722,823	273,286	800,787	884,739

LOSS FROM OPERATIONS	(709,192)	(234,365)	(710,250)	(735,899)

OTHER INCOME ("EXPENSE"):
Loss on sale of investment securities	-	-	-	(41,721)

NET LOSS	$(709,192)	$(234,365)	$(710,250)	$(777,620)

BASIC AND DILUTED
LOSS PER SHARE	$(0.09)	$(0.03)	$(0.10)	$(0.12)
WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC AND DILUTED	7,757,108	6,707,108	7,237,877	6,707,108

	See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES	$734,274	$155,746

CASH FLOWS FROM INVESTING ACTIVITIES	-	105,833

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock in private placement	105,000	-
Repayment on line of credit with affiliate, net	(639,155)	-
Repayment on line of credit from bank, net	(218,382)	(266,000)
	(752,537)	(266,000)
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(18,263)	(4,421)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	64,406	117,387

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$46,143	$112,966

NON-CASH INVESTING AND FINANCING ACTIVITY
Line of credit with affiliate settled with transfer of contract	$41,980

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

NOTE 2 — INVENTORIES:

Contracts Receivable:

The Company's contract receivables balances consisted of the following:

	September 30,	December 31,
	2010	2009
Unpaid principal balances	$1,220,845	$3,155,658
Deferred origination costs	(833)	(1,420)
Totals	$1,220,012	$3,154,238

Real Estate:

The Company's real estate inventory balances consisted of the following:

	September 30,	December 31,
	2010	2009
Residential properties	$426,524	$370,685
Commercial properties	-	40,136
Land properties	2,120,292	1,129,117
Acquisition costs	-	146,845
Total	$2,546,816	$1,686,783

Loss Allowance:

The activity in the Company's loss allowance account for three and nine month period end consists of the following:

	Three month period ending		Nine month period ending
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balances	$1,388,066	$2,047,065	$1,471,553	$1,738,235
Additions	646,251	190,957	534,227	638,121
Recovery - (Writeoffs)	41,513	(242,000)	70,050	(380,334)
Ending balances	$2,075,830	$1,996,022	$2,075,830	$1,996,022

NOTE 3 — RELATED PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.   Michal A. Kirk is president and a director of the Company.   John R. Coghlan is CFO, majority shareholder and a director of the Company.   Specific affiliates and related parties are as follows:

•

Coghlan Family Corporation (“CFC”) and Coghlan, LLC are controlled by John R. Coghlan.  Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

family members. John R. and Wendy Coghlan, husband and wife, collectively own 35.65% of Coghlan, LLC and are co-managers.

•

Genesis Holdings, Inc. is a Washington corporation, which is managed by John R. Coghlan.  Mr. Coghlan is President and Director of Genesis Holdings, Inc.

•

Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael A. Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc.

•

JM Growth Enterprises, LLC is a Washington limited liability company, which is managed and controlled by Michael A. Kirk and John R. Coghlan.

Genesis Financial, Inc. had the following related party transactions for the nine months ended September 30, 2010 and the nine months ended September 30, 2009.   In general, sales of contracts and real estate inventories with related parties and affiliates result in minimal gain or loss recognized by the Company.

Michael A. Kirk and Genesis Finance Corporation

Genesis Financial, Inc. has a contract with Genesis Finance Corporation, a Washington corporation owned 100% by Michael A. Kirk, to handle the operations and servicing management of the Company's assets.  Genesis Finance Corporation is paid $6,000 per month for their services.

John R. Coghlan

On July 6, 2009, John R. Coghlan purchased $104,158 in royalties.

On February 2, 2010, John R. Coghlan purchased a $157,790 interest in a commercial contract.   This commercial contract had been purchased by the Company from JM Growth Enterprises, LLC on the same day (see below).

On September 1, 2010, John R. Coghlan purchased a $41,980 interest in a contract that was applied to the CFC line of credit.

Coghlan Family Corporation

The Company entered has a Line of Credit Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 million line of credit.  See Note 4 for more information.

On January 20, 2009, CFC purchased a $100,000 interest in a contract secured by land.

On June 19, 2009, CFC purchased a $100,000 interest in a contract secured by land.

On June 30, 2010, CFC purchased a commercial contract for $31,995, a land contract for $70,868 and a business note for $7,137 totaling $110,000.

On September 29, 2010, CFC purchased a $54,820 interest in two properties secured by commercial real estate, a $619,103 interest in four properties secured by land, a $157,612 interest in two properties secured by residential real estate and a $2,249 interest in a business note.

Coghlan, LLC

On July 27, 2009, Coghlan, LLC purchased a $30,000 interest in a land contract.

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

On September 17, 2009, Coghlan, LLC purchased a $50,000 interest in a residential contract.

There was no activity for the nine months ended September 30, 2010.

Genesis Holdings, Inc.

On May 26, 2009, Genesis Holdings, Inc. purchased a $7,000 interest in a residential contract.

There was no activity for the nine months ended September 30, 2010.

Genesis Holdings II, Inc.

On January 20, 2009, Genesis Holdings II, Inc. purchased a $25,000 interest in a contract secured by land.

On April 1, 2009, Genesis Holdings II, Inc. purchased an interest in a land sale for $47,500.

There was no activity for the nine months ended September 30, 2010.

JM Growth Enterprises, LLC

On February 2, 2010, JM Growth Enterprises, LLC sold its interest to GFI in a commercial contract for $157,790.

There was no activity for the nine months ended September 30, 2010.

NOTE 4 — LINE OF CREDIT:

On July 7, 2010, the Line of Credit was renewed with RiverBank, with a balance owing of $473,905, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%.  The line has a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment will be $95,164. At September 30, 2010 the outstanding balance was $380,618. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan.

At September 30, 2010, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a John R. Coghlan. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by the CEO of the Company, Michael A. Kirk. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010, the 3.0 debt to equity covenant, and the 12% default rate are waived.

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

PLAN OF OPERATIONS.

Genesis Financial, Inc. will continue to develop our operations along the lines of our growth since inception, but will also concentrate on reducing overhead expense, and resolving delinquencies and repossession situations. We are not capitalized at a level that allows holding of significant amounts of contracts and loans for investment and as a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets. Through the first six months of 2003, we were averaging one pool sale every two months.  That trend has declined to the point that, as of the end of 2007, we were not actively pursuing pool sales, due to the slow-down and turmoil in the secondary markets, and that trend continues.  We are either holding these contracts in inventory, or selling them individually as opportunities arise. We expect that the number and dollar volume of all sales will continue to decline over the next twelve months, and longer, especially if financial market conditions continue to deteriorate. Until conditions improve, we will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed further and profitability will continue to be negatively impacted. At this point, Management does not feel that the real estate markets have bottomed out, and we will continue to bide our time until we feel that situation has changed, before we attempt to recapitalize.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2010 compared to quarter ended September 30, 2009.

Revenues

Total revenues for the quarter ending September 30, 2010 were $13,631 compared to $38,921 for the same quarter September 30, 2009.   The majority of the revenue for the quarter ended September 30, 2010 and the quarter ended September 30, 2009 was from interest and broker fee income.

During the quarters ended September 30, 2010 and September 30, 2009 we did not sell any contracts and real estate properties.

Net income (loss) from operations was ($709,192) and ($234,365), respectively, for the quarters ending September 30, 2010 and 2009.

Of the contracts held in inventory at September 30, 2010 and 2009, contracts with aggregate values of $662,661 and $1,148,833, respectively, were in payment default. This decrease in defaults was due to the completed litigation of many delinquent accounts, resulting in them becoming repossessions.   We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended September 30, 2010 and 2009, were $44,758 and $35,547, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The year over year increase (decrease) for the fiscal quarters ended September 30, 2010 and 2009 were ($9,211) and $(89,604), respectively. The primary reason for the changes during the quarters ended September 30, 2010 and September 30, 2009 was a reduction in litigation expense.

Interest Expense

For the quarters ending September 30, 2010 and 2009, interest expense amounted to $31,814 and $46,782, respectively.

Interest expense was incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

We are currently operating under a primary $473,905 line of credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of six percent.  The line of credit also includes a one-half percent origination fee.  The term of the loan is 14 months, with quarterly payments of principal and interest of $100,000, with a final payment of $95,164.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of September 30, 2010 and 2009, the balances on the lines of credit were $2,131,463 and $3,234,000 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Nine Months ended September 30, 2010 compared to nine months ended September 30, 2009.

Revenues

Total revenues for the nine months ending September 30, 2010 were $90,537 compared to $148,840 for the same nine months ended September 30, 2009. The majority of the revenue for the nine months ended September 30, 2010 for the nine months ended September 30, 2009 was from interest and processing fees and broker fee income.

Net income (loss) from operations was ($710,250) and ($777,620), respectively for the nine months ending September 30, 2010 and 2009

Of the contracts held in inventory at September 30, 2010 and 2009, contracts with aggregate values of $662,661 and $1,148,833, respectively, were in payment default.  This decrease in defaults was due to the completed litigation of many delinquent accounts, resulting in them becoming repossessions.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

Our ending inventory for the nine months ending September 30, 2010 and 2009 consisted of contracts and real estate properties with a cost basis of $3,551,063 and $6,388,440, respectively.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2010 and 2009 were $164,600 and $116,950, respectively. G&A primarily consists of management and professional fees for legal and auditing. The year over year increases and (decreases) for the nine months ended September 30, 2010 and 2009 were $47,650 and ($256,537), respectively.  The primary reason for the increase for the nine months ended September 30, 2010 was the professional fees incurred in bringing the required audits and filings current while the decrease for the nine months ended September 30, 2009 were the changes made in operations, engaging a manager to manage the existing contracts and ceasing to actively seek new contracts.

Interest Expense

For the nine months ending September 30, 2010 and 2009, interest expense amounted to $101,960 and $129,668 respectively.

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

At September 30, 2010 and 2009, we had cash available of $46,143 and $112,966, respectively, and no funds were available under our lines of credit.

On July 7, 2010, the Line of Credit was renewed with RiverBank, with a balance owing of $473,905, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%.  The line has a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments of principal and interest are due quarterly in the amount of $100,000, for the first 4 payments, and the last payment will be $95,164. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to RiverBank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At September 30, 2010, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company. Because of the economic conditions, CFC has agreed to waive all interest beginning October 1, 2010 and the 3.0 debt to equity ratio, as well as the 12% default rate, are waived.

Our capital resources have occasionally been strained, but were adequate to fund our operations at a reasonable level during the quarter covered by this Quarterly Report. We have paid close attention to our contract purchases and loans and maintained our funding requirements within our available resources. We were able to control our funding rate by adjusting our pricing, tightening our underwriting, and/or discontinuing certain product lines. The strains on our capital have been largely caused by increased litigation expenses, as well as increased repossession maintenance, holding and resale costs, coupled with lower resale values. We received  interest and principal reductions (typically monthly) on contracts and loans we held in inventory pending sale, and the interest rate spread between the cost of our lines of credit, or the participation sales to private investors, and our weighted average contract yield provided operating capital which sustained our operations during the reported periods.  The origination fees generated from the commercial loans contributed additional operating capital. We would require an increase in our capital base, and an improvement in the real estate markets, in order to grow the company, and improve profitability.  Until such time as that happens, we expect to see our asset base continue to decline in both size and value, and capital resources to remain strained.  At this point, Management does not feel that the real estate markets have bottomed out, and we will continue to bide our time until we feel that situation has changed, before we attempt to recapitalize.

For the fiscal periods ending September 30, 2010 and September 30, 2009, our net cash flows from operating activities were $734,274 and $155,746, respectively. The reason for the increase was contract collections in excess of operating costs.

In May 2010, Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

During these periods our net cash used by financing activities was $752,527 and 4,421, respectively.  The reason for the decrease was our credit lines were at their maximum limits.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Dated: November 10, 2010

Genesis Financial, Inc.

(Registrant)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: President and Chief Executive Officer

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chief Financial Officer

16