Form 10-K
period 2010-12-31
GENESIS FINANCIAL INC
filed 2011-03-16
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2010

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed fiscal year, based on the last reported trading price of the registrant’s common stock on the Over the Counter Pink Sheets was $736,320. The sum excludes the shares held by officers, directors, and stockholders  whose ownership exceeded 10% of the  outstanding  shares at June 30, 2010,  in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2011 there were 7,718,745 common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2010

PART I

3

ITEM 1.

Business.

3

ITEM 1A.

Risk Factors

8

ITEM 1B.

Unresolved Staff Comments

8

ITEM 2.

Properties

8

ITEM 3.

Legal Proceedings

8

ITEM 4.

Removed and Reserved

8

PART II

9

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

9

ITEM 6.

Selected Financial Data

10

ITEM 7.

Managements Discussion and Analysis of Financial Condition and Results of Operations

10

ITEM 7A.

Quantitative and Qualitative Disclosure About Market Risk

14

ITEM 8.

Financial Statements and Supplementary Data.

15

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

31

ITEM 9A.

Controls and Procedures.

31

PART III

33

ITEM 10.

Directors, Executive Officers and Corporate Governance

33

ITEM 11.

Executive Compensation

34

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

36

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

37

ITEM 14.

Principal Accounting Fees and Services.

39

PART IV

40

ITEM 15.

Exhibits and Financial Statement Schedules

40

SIGNATURES

41

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

OVERVIEW

INTRODUCTION. Genesis was incorporated in the State of Washington on January 24, 2002 for the purpose of purchasing and reselling seller financed real estate receivable contracts (also referred to as "contracts" or "real estate notes" or "portfolio"). We initially focused on purchasing residential and commercial real estate receivables contracts and business notes from $25,000 to $250,000 in value, and the brokering of larger transactions. As the business grew, we expanded our services to include larger contracts, commercial real estate loans, and other forms of cash flow investment instruments. In  2007, the sub-prime real estate markets started to experience problems, and by mid-2008, the market was in a free-fall.  The Company started to experience increased delinquencies, and the collapse of the financial markets eliminated any chance of our payors being able to refinance or sell their properties, which resulted in increased loan defaults and repossessions.  Effective January 1, 2009, the Company out-sourced all its operations and servicing functions to reduce expenses during this downturn. Management tightened up the Company's underwriting parameters.  Management focused its efforts on maintaining the performing portions of the portfolio, selling repossessed collateral properties, and reducing debt.

INDUSTRY BACKGROUND. Sellers have used real estate notes ever since men started claiming parcels of land as their own. Historically, no market existed for sale of real estate notes, so a holder of a note typically collected the payments from the borrower, and held the note to maturity. It is only in the last 25 years or so that an active market for selling real estate receivables on a large scale has developed.

The reduction in availability of funds to purchase real estate notes created a void in the market for a few years from 2000 thru 2003, and again from 2007 thru 2010.  The brokers with product to sell were faced with limited avenues, creating a market opportunity for Genesis, and that was the focus of the Company’s business plan during that period. The Company also pursued commercial real estate loans during these periods to fill the void in the contract market.

In 2004, larger financial institutions, who had dabbled in the industry in the past on a smaller, wholesale scale, recognized the potential in buying seller financed real estate contracts directly from the sellers, and jumped in with both feet. Their competitiveness drove many of the brokers out of business, and made the margin spreads so low that smaller funding companies with a higher cost of funds could not compete, or had to settle for lower quality contracts.  Genesis was one of those companies, and although we felt we could maintain a presence in the industry by focusing on niche sectors of the market, such as partial purchases and non-conforming property types, management decided to expand the Company’s focus, and look to other business markets as well.  Commercial real estate lending was the Company’s primary choice to pursue.

In the latter part of 2008, national economic conditions made any real estate lending very precarious, forcing the Company to again re-focus its efforts. Real estate receivables again became our primary target.  The larger companies, which had dabbled in the industry, discontinued purchasing real estate receivables in 2008, primarily due to the decimation of the securitization markets.  This left a huge funding void in the seller financed real estate receivables market.  Genesis had been forced to re-focus its business towards more commercial real estate lending in late 2004, due to the heavy competition, and at the end of 2007, made the decision to change that focus back towards the seller financed real estate receivables, to take advantage of the void left by the exiting big players.

COMPETITIVE ADVANTAGE. In this competitive environment, Genesis sought to distinguish its offering from those of our competitors through excellent service, rapid customer response, and consistent and fair underwriting evaluations and procedures. We believed that our market focus on superb service and our existing contacts in the industry would provide a sustainable competitive advantage.  We also felt our ability to diversify into other related markets, such as commercial real estate lending, would give us a competitive advantage. Throughout 2008, the Company focused on increasing its presence in the seller financed markets, supplementing that business with the occasional commercial real estate loan.  By the third quarter of 2008, it was becoming apparent that the real estate markets were going to get worse before they got better, and the Company tightened its’ purchasing and lending parameters to mitigate the increasing risk.  From January 1, 2009 through December 31, 2010, the Company out-sourced all its operations and servicing functions to reduce expenses, and further tightened underwriting parameters, while management focused on selling repossessed collateral properties and reducing company debt. As of January 1, 2011 the Company had down sized enough to manage its own affairs and stopped out-sourcing its operations.  Genesis will operate with one paid employee commencing January 1, 2011.

INVESTMENT POLICIES. We invest in seller financed real estate receivable contracts, originate commercial real estate loans, and pursue other forms of cash flow instruments that make sense.  The real estate contracts that we purchase are primarily in the sub-prime market, and may be secured by commercial property, and/or land. We will look at each individual contract as a unique investment opportunity. The contracts or interests in contracts that we purchase will generally offer a return of 12% or more and will be secured by real properties. We will evaluate the adequacy of the underlying real property that serves as collateral for our investment on a case by case basis. Contracts that we purchase will typically be held for more than one year. We may purchase longer term contracts (three to five year terms) with the intent to hold until maturity. We may also acquire long term contract obligations or properties with the intent to hold for resale in the future. Should the secondary institutional markets open back up, we will also pursue sales into those markets.

The economic environment as of December 31, 2010 is very volatile, and while it has created a uniquely attractive opportunity for Genesis, we still have a real estate market that is experiencing dramatically declining values.  Interest rates are still at low levels.  Simultaneously, the banks and large finance companies have tightened credit requirements and have completely exited the "sub-prime" lending markets, providing opportunities for those who were properly positioned to take advantage of the situation. Genesis will seek opportunities to acquire real estate contracts, and/or properties, in the northwest United States that are affordable to the Company.

MARKETING

We will undertake to maintain our marketing presence through contacts, individual and corporate, made over the previous eight years.

•

We will maintain a website where brokers, investors, contract sellers and potential borrowers can learn about our programs and staff. The website is now operational and can be found at www.genesisfinance.com.

PRODUCTS

We invest in seller financed real estate receivable contracts, originate commercial real estate loans, and pursue other forms of cash flow instruments that make sense.

We may purchase longer term contracts (three to five year terms) with the intent to hold until maturity. We may also acquire long term contract obligations or properties with the intent to hold for resale in the future.  Should the secondary institutional markets open back up, we will also pursue sales into those markets.

.

As of December 31, 2010, the Company has experienced a dramatic increase in delinquencies, surpassing the level of national conventional market trends. In past market downturns, seller financed receivable buyers weathered these downturns because most of our contracts have high borrower’s equity positions, are well-seasoned, and our investment ratios to value are much lower than in the conventional markets. However, in this present market downturn, those contracts that have resulted in repossession, in many cases, are secured by properties that have dropped in value to a level where the principle investment amount exceeds that value.

BROKERED LOAN AND REFERRAL FEES. From time to time, we will be presented with residential and commercial financing requests that do not meet our current requirements, but that we can refer to other financing sources that will fund the transaction. In such cases, we will earn referral or finder’s fees for simply referring the prospective transaction. In some cases, we may agree to document and close the transaction in a "simultaneous closing" in which the funding source remits funds to the closing agent and pays us the referral fee that we earned on the transaction.

OTHER TYPES OF RESIDENTIAL REAL ESTATE RECEIVABLES. In most instances, our purchases of seller financed real estate receivables contracts will involve a purchase of the entire note balance. In some instances, this method may be modified in various ways to increase our return and/or mitigate risk.

PARTIAL PURCHASE. This is the purchase of the front portion of the contract cash flow. For example, Genesis might purchase the first ten years cash flow of a twenty year note, and the remaining ten years might be retained by the seller. In a partial purchase, our position is secured by a recorded full assignment of the note. An unrecorded "Partial Purchase Agreement" contract is signed with the seller, outlining the agreement. The seller's position in title is eliminated, and should the note go into default, the seller must either pay off our position or forfeit its rights to the remaining cash flow. At the start of 2008, Genesis decided to pursue this product in earnest, as the investment exposure was considerably lower than with full purchases, and as of December 31, 2010, it is still our promoted preference for purchases.

OTHER RESIDENTIAL PRODUCTS. There are numerous other ways to purchase the cash flows of receivables including multi-stage payouts, split payments, and many other variations beyond the options listed above; it's simply an internal rate of return calculation of the cash flow stream the seller desires to sell. Due to the uniqueness, and difficulty in servicing, many of these purchasing options are not saleable to secondary market investors, and are too complex to be used in sales to accredited private investors. Since Genesis intends to resell everything it purchases, our purchasing options will be limited to only those programs that are readily sold in the secondary markets, or to accredited private investors, eliminating many of these alternatives.

NON-REAL ESTATE CASH FLOWS. There are a number of cash flows available to purchase which are not secured by real estate but are paid by credit worthy payors (e.g. annual lottery payments paid by state governments, structured settlements payable by large companies, insurance company annuities paid over time, etc.).  Lucrative yields can be earned by purchasing these receivables. The secondary market for these receivables was very limited in past years, but with the exodus of investors from the real estate markets, these receivables have become highly desirable, subsequently driving the buy rates to such a low level that Genesis cannot be competitive as a funder, but may take advantage of opportunities to broker such receivables as the opportunities may arise.

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

Although hard money loans carry a higher degree of risk, due to the non-conforming nature of the loans, that risk is partially offset with the low loan-to-values, which seldom exceed 60%, providing a cushion for the lender even if the property has to be repossessed and resold. Throughout 2008, as real estate values throughout the Nation continued to decline, it became apparent that loan to value ratios as low as even 50%-60% were not sufficient to provide that cushion for the lender, as values have dropped in some geographic areas as much as 50%-70%.  As of December 31, 2010, these values continue to decline, and the Company does not see an end to this decline anytime soon.

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

Beginning in late 2007, we started to see some of the commercial lenders cutting back and tightening their lending parameters, and some were even exiting the business, or closing their doors due to high delinquencies and repossessions.  By the end of 2010, a large percentage of the lenders have exited the business or closed their doors, and virtually every remaining commercial real estate lender has severely tightened their parameters.  The Company expects this trend to continue.

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

In 2007, the Company started to experience increased delinquencies, primarily due to a slow-down in the borrower’s business, resulting in reduced cash flows.  The prior workouts that resulted in a payoff before repossession declined dramatically.  This appeared to be due to the fact that the borrowers could not refinance their collateral properties, nor could they sell their properties to pay off the loan.  This was resulting in more repossessions, and the Company was finding that they could not sell those repossessed properties as easily, and not for as much as the appraisal indicated they should sell for.

From December 31, 2007 through December 31, 2010  the real estate markets throughout the country were experiencing dramatic down-turns in values, and at the same time the lending markets were tightening up, making refinancing very difficult, regardless of the property type.  The Company was experiencing increasing delinquencies, resulting in increased litigation expense, and eventual repossession.  In several cases, it was apparent that the present value of the collateral had dropped below the principle loan balance, which assured sizable losses.  The Company ceased making new loans and concentrated on the collection and liquidation of inventories.

The decision was made that some major adjustments in the way the Company operated going forward was necessary.  The decision was made to reduce overhead expense by outsourcing the day-to-day operations of the Company, to focus on reducing the Company’s debt through a re-structuring of terms with our credit facilitators, to pursue the sale of Company assets, to continue acquisitions and originations only on deals that have been pre-sold, to focus on salvaging delinquent accounts through increased collection activity and workouts, to increase the focus on maintenance and resale of repossessions, and to diversify asset acquisitions into non-real estate assets.  This plan was implemented in the year ended December 31, 2010.

As part of the diversification plan the Company invested a portion of its assets in privately held companies as follows:

Flyback Energy, Inc.:

On November 23, 2010, Genesis Financial, Inc. closed the purchase of an equity interest in Flyback Energy, Inc., a closely held Washington corporation, for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc.  The purchase represents a ten percent equity interest in Flyback Energy, Inc.  John R. Coghlan, Co-President of Genesis Financial, Inc. was elected to the Board of Directors of Flyback Energy, Inc. February 7, 2011.

The Company paid $500,000 down, with the balance of $700,000 payable on a promissory note at $140,000 monthly, commencing December 23, 2010, until paid in full. Flyback Energy, Inc. will retain a security interest in the unpaid securities. The Company has a right of first refusal to purchase all, or less than all, of Flyback Energy. Inc.’s next debt or equity offering.

Flyback Energy, Inc. has developed a unique and proprietary electronic switch design that offers unprecedented control over electrical power and magnetic fields.

AWG International, Inc.:

On December 6, 2010, Genesis Financial, Inc. entered into an agreement with AWG International, Inc., a Nevada corporation, to purchase 54,953 shares of the AWG International, Inc. Common Stock for $250,000. As part of the transaction, Genesis Financial, Inc. was also issued Common Stock Purchase Warrants to acquire an additional 54,953 common shares for $250,000.  AWG International, Inc. may terminate the warrant on or before April 4, 2011, if its sales orders exceed $300,000 during the term of the warrant.

AWG International, Inc. designs and builds proprietary systems Air-to- Water machines for residential and commercial applications.  AWGI realized significant breakthroughs with the development of new component technology and purification systems that produce more water with new coil designs.

Although diversifying, it is the intention of the Company to retain its primary focus on real estate related property and contracts.   As of December 31, 2010, Genesis authorized a private placement of preferred stock and focused on new investments and loans on a very selective basis.  It is the intention of the company to keep this type of investment below forty percent of total assets and confine new real estate financing to the northwest portion of the United States.

As of January 1, 2011 the Company had down sized enough to manage its own affairs and stopped out-sourcing its operations.  Genesis will operate with one paid employee commencing January 1, 2011.

DEFAULT PROCEDURES. Experienced professionals, who have in-depth knowledge in underwriting, collection, and litigation, staff Genesis. Receivables and loans will be sold after short holding periods and defaults going forward are expected to be minimal. Some defaults will occur, however, and we will take steps after we become aware of the default to protect our interests. Genesis operates under the policy that any transaction over 90 days delinquent is a defaulted transaction. In a default situation, Genesis will pursue one or more of the following alternatives: discussion with the submitting broker concerning ways to remedy the default; an offer to re-write or modify the note for the borrower/buyer to cure the default provided good evidence is available that the re-write will be honored by the borrower/buyer; sale of the Real Estate Note with the delinquency disclosed (possibly at a loss); acceptance of a deed in lieu of foreclosure; and/or foreclosure and foreclosure sale.

SECONDARY MARKET RESALES

OVERVIEW. Since inception, Genesis has purchased contracts and originated loans with the goal of resale to various secondary market and private investors. Genesis attempts to resell the contracts and loans as soon as possible with a view toward optimizing gains on resale.  With the elimination of the secondary market, and the participating secondary market buyers, the primary buyers have been accredited private investors.  The Company feels that condition will continue for the foreseeable future, but will continue to monitor the financial markets, and establish relationships with any secondary market buyers that may re-surface in the future.

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

As of January 1, 2011 the Company had down sized enough to manage its own affairs and stopped out-sourcing its operations.  Genesis will operate with one paid employee commencing January 1, 2011.

REPORTS TO SECURITY HOLDERS. The Company is currently obligated to file periodic reports with the United States Securities and Exchange Commission in accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company is required to file quarterly reports on Form 10-Q and annual reports on Form 10-K. The Company is current in its filings.  The Company is currently a Smaller Reporting Company under applicable SEC regulations.

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

None

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

PART II

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Pinksheets.  The following table sets forth the high and low bid prices of our common stock for the quarters ending December 31, 2010 and 2009 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2010	High	Low
March 31.50		.35
June 30.50		.35
September 30.50		.35
December 31	1.45	.34

Fiscal 2009	High	Low
March 31.50		.35
June 30.50		.35
September 30.50		.35
December 31.62		.35

(a)

Holders

As of February 28, 2011 our company has approximately 183 shareholders of its common stock holding 7,718,745 shares and has approximately 44 shareholders of its series B preferred stock holding 1,541,000 shares.

(b)

Dividends

There are no restrictions imposed on the Company, which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.  However, upon issuance of the Series "B" Preferred stock, the Company determined that a beneficial conversion feature of $194,833 had been realized. This beneficial conversion feature was recognized as a deemed dividend distribution to the preferred shareholders on the date of issuance because the preferred stock is convertible at the option of the holder immediately upon issuance.  As of December 31, 2010, 850,500 Series "B" preferred shares had been sold with net proceeds of $850,500.

(c)

Recent Sales of Unregistered Securities.

During December 2010, the Company offered and sold 850,000 shares of its Series "B" Preferred stock to 16 accredited investors for a total consideration of $850,500.

The offer and sale was conducted in a private non-public manner pursuant to Section 4(2) of the Securities Act of 1933, as amended, Regulation D, Rule 506 exclusively with accredited investors as that term is defined in Regulation D.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2010.  Information is included for equity compensation plans not approved by our security holders.

Table No. 2

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	1,300,000(1)		261,000
Equity Compensation Plans not approved by security holders	1,000,000(2)	$0.20	-0-
Total	2,300,000		261,000

(1)  Original stock option plan was 650,000 shares, but has been adjusted for a 2 for 1 forward stock split which occurred on January 2, 2007.

(2)  On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options each to John Coghlan, Co-president and Director of the Company, Greg M. Wilson, attorney for the Company, and James Bjorklund and Wes Sodorff, advisors to the Company. The stock options, representing 1,000,000 common shares, have an exercise price of $.20 per share.

During fiscal year ending December 31, 2010, no options were exercised.

On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options each to John Coghlan, Co-president and Director of the Company, Greg M. Wilson, attorney for the Company, and James Bjorklund and Wes Sodorff, advisors to the Company. The stock options, representing 1,000,000 common shares, have an exercise price of $.20 per share.

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

PLAN OF OPERATIONS.

Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception, but will also concentrate on reducing overhead expense, and resolving delinquencies and repossession situations. We are not capitalized at a level that allows holding of significant amounts of contracts and loans for investment and as a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets..  We are either holding these contracts in inventory, or selling them individually as opportunities arise. We expect that the number and dollar volume of all sales will continue to decline over the next twelve months, and longer, especially if financial market conditions continue to deteriorate. Until conditions improve, we will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed further and profitability will continue to be negatively impacted.

Over the past few years, we have seen a dramatic increase in delinquencies, resulting in increased costs of collection and litigation. The increase in delinquencies has also resulted in a dramatic increase in repossessions.  These repossessions tie up capital until the collateral properties can be resold, and require additional capital to maintain the properties during the holding period until a sale can be achieved.  In addition, if property values continue to decline, our ability to recoup our investment through a resale of the property will be adversely affected.  If real estate market values continue to decline, our growth plans will be delayed further and profitability will continue to be negatively impacted.

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2010 compared to year ended December 31, 2009.

Our beginning inventory on January 1, 2010 and 2009, respectively, consisted of contracts and real estate properties, respectively, with a cost of $4,841,021 and $7,149,407.

During the year ended December 31, 2010 we had $4,209 of gross profits from contract sales as compared to none for the year ended December 31, 2009.

Our ending inventory consisted of contracts and real estate properties with a cost basis of $3,686,798 and $4,841,021, at December 31, 2010 and 2009, respectively.

We also earned $130,906 and $145,955, respectively, of interest, processing fee and other income and $697 and $55,202, respectively, in broker and contract extension fees during the years ended December 31, 2010 and 2009, respectively.

Net aggregate total revenues for the fiscal years were $135,812 and $201,157, respectively, resulting in a net loss from operations of ($440,760) and ($1,744,195), respectively, for each year.  The primary reasons for the losses were provisions for losses and operating expenses.

Of the contracts held in inventory at December 31, 2010 and 2009 with aggregate values of $1,000,766 and $3,154,238, respectively, 72% and 71.4% contracts, respectively, with aggregate values of $720,891 and $2,319,727, respectively, were in payment default.

During 2010 and 2009, we repossessed three and one, respectively, properties which represented real property collateral under our purchased contracts.

During 2010 and 2009, real estate properties have a cost basis of $2,686,032 and $1,686,783, respectively.  These properties were listed for sale.

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

As of December 31, 2010 and 2009, write-downs of $1,522,329 and $1,403,988, respectively, were taken.

General and Administrative Expenses

General and administrative expenses (“G&A”) for fiscal years ended December 31, 2010 and 2009, were $367,145 and $236,155, respectively. G&A primarily consists of executive compensation, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2010 and 2009 were $130,990 and ($264,260), respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2010	$130,990	Increase in stock based compensation
2009	($264,260)	Decrease in executive compensation.

Interest Expense

For the years December 31, 2010 and 2009, interest expense amounted to $110,252 and $166,764, respectively.

Interest expense was/is incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company ("CFC").

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010 and 2009 the Company has a promissory note with Riverbank, with a balance owing of $286,264 and $599,000, respectively, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate December 31, 2010 was 6%. The line has a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment will be $95,164. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan., related parties of the Company. (See Note 12)

At December 31, 2010 and 2009, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with balances owing of $1,750,845 and $2,390,000, respectively. CFC is an affiliated company controlled by a John R Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the CEO of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

On September 29, 2010, CFC was assigned two properties secured by commercial real estate, an interest in four properties secured by land, a interest in two properties secured by residential real estate and a interest in a business note in exchange for total reduction of $833,767 in the Company’s line of credit balance with CFC.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2010 and 2009, the total balances on the lines of credit were $2,037,109 and $2,989,000, respectively. Interest expense on the lines of credit will fluctuate in future periods with inventory levels and loan reductions. The decrease for the lines of credit for the years December 31, 2010 and 2009, were ($951,891) and ($511,000), respectively.

At December 31, 2010 the Company had two notes payable as follows:

Flyback Energy, Inc.("FEI"):  In connection with the Company’s purchase of FEI’s preferred stock (see Note 3), the Company entered into a note payable agreement with FEI, on November 23, 2010, for $700,000, to be paid in monthly installments of $140,000, through April 2011, plus interest at .035% per annum. The first payment was made in December 2010, and the balance at December 31, 2010 was $560,000. The note is collateralized by FEI preferred stock purchased by the Company.

John R. Coghlan:  On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan. The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.   The note is convertible at anytime by Mr. Coghlan into 1 share of the Company’s Series B Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount will be amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series B Preferred stock.

The Company’s principal sources of cash are from equity financing, related party loans, unaffiliated party loans, funding agreements and common and preferred stock private placements. The Company anticipates that our primary sources of cash will need to be supplemented in order to meet the demands upon its current operations, the need for additional funds to finance ongoing acquisitions of seller financed real estate receivables, the originations of commercial real estate hard money loans, the expense of litigating the delinquent contracts and loans, and the maintenance and resale costs of repossessed properties.

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,000,000 shares of Series “B” Preferred Stock. The designated Series “B” Preferred Stock consists of 2,000,000 with a par value $1.00; is non-dividend bearing, convertible to common at $.40 per share subject to any recapitalization. The holders of the Preferred stock will be entitled to receive, prior and in preference to any distributions to the holders of the common stock.  Each share of the Preferred Stock is convertible into two and one-half  common stock  shares at the option of the holder.  Each share of Series “B” Preferred Stock can automatically converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series “B” Preferred Stock holders.

As of December 31, 2010, 850,500 shares had been sold with net proceeds of $850,500.  Through March 9, 2011, an additional 940,500 shares were sold for net proceeds of $940,500.. For a grand total of 1,791,000 shares sold with net proceeds of $1,791,000.

On May 2010, Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

Fiscal Year ended December 31, 2010 compared to year ended December 31, 2009.

At December 31, 2010 and 2009, we had cash available of $117,455 and $64,406, respectively, and our credit lines were fully expended.

At December 31, 2010 and 2009, we were holding contracts and real estate properties in inventory with an aggregate cost of $3,686,798 and $4,841,021, respectively.

The following table presents changes in cash flow data for the periods indicated.

CASH FLOW DATA:	2010	2009

Net cash used in operating activities	($144,327)	$393,907
Net cash provided by (used in) investing activities	($750,000)	$64,112
Net cash provided by (used in) financing activities	$947,376	($511,000)

The primary reasons for the changes in cash used in operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2010	($144,327)	Decrease in provision for losses
2009	$393,907	Decrease in contract and real estate inventories

The primary reasons for the changes in cash (used in) provided by investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2010	($750,000)	Investments made in two private companies
2009	$64,112	Sale of all remaining investment securities

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2010	$576,572	Sale of stock in private placements , net of pay down on lines of credit
2009	($511,000)	Pay down on the lines of credit

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

ITEM 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genesis Financial, Inc.

We have audited the accompanying balance sheets of Genesis Financial, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Financial, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 7, 2011

Genesis Financial, Inc.
Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$117,455	$64,406
Interest and other receivables	224,913	182,089
Related party receivable	47,240	12,844
Inventories, lower of cost or market:
Contracts	1,000,766	3,154,238
Real estate	2,686,032	1,686,783
Subtotal	3,686,798	4,841,021
Less allowance	(1,522,329)	(1,471,553)

Net inventories	2,164,469	3,369,468

Total current assets	2,554,077	3,628,807

NON-CURRENT ASSETS:
Long term investments, at cost	1,450,000	-

Total assets	$4,004,077	$3,628,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,750,845	$2,390,000
Line of credit, bank	286,264	599,000
Note payable, Flyback Energy, Inc.	560,000	-
Accrued interest, affiliated company	-	79,176
Other current liabilities	94,968	183,972
Total current liabilities	2,692,077	3,252,148

LONG TERM LIABILITIES
Convertible note payable to officer, net of discount of $126,104	123,896	-

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,000,000 authorized,
850,500 shares issued and outstanding	850,500	-
Common stock, $.001 par value, 100,000,000 authorized,
7,757,108 issued and outstanding at 12/31/2010
6,707,108 issued and outstanding at 12/31/2009	7,758	6,708
Additional paid-in capital	4,370,056	3,969,401
Accumulated deficit	(4,040,210)	(3,599,450)
Total stockholders’ equity	1,188,104	376,659

Total liabilities and stockholders' equity	$4,004,077	$3,628,807

See accompanying notes to financial statements.

Genesis Financial, Inc.
Statements of Operations

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
REVENUE:
Contract sales revenue	$159,642	$-
Cost of contracts sold	155,433	-
Net gain on sales of contracts	4,209	-

Interest, processing fee and other income	130,906	145,955
Broker fee income	697	55,202
	135,812	201,157

EXPENSES:
Provision for losses, net of recoveries	99,175	1,542,433
Management fee, affiliate	72,000	72,000
Interest expense, related party	78,895	105,374
Interest expense, other	31,357	61,390
Office occupancy	6,270	10,549
Other operating expenses	288,875	153,606
Total operating expenses	576,572	1,945,352

LOSS FROM OPERATIONS	(440,760)	(1,744,195)

OTHER INCOME (LOSS)
Loss on sales of securities available for sale	-	(41,721)

NET LOSS BEFORE INCOME TAXES	(440,760)	(1,785,916)

INCOME TAX BENEFIT (EXPENSE):	-	-

NET LOSS	$(440,760)	$(1,785,916)

BASIC AND DILUTED EARNINGS
INCOME (LOSS) PER SHARE	$(0.06)	$(0.27)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, BASIC	7,396,193	6,707,108

See accompanying notes to financial statements.

Genesis Financial, Inc.
Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2010

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
BALANCES, DECEMBER 31, 2008	6,707,108	$ 6,708	-	$ -	$ 3,969,401	$ (1,813,534)	$ 2,162,575
							-
Net loss						(1,785,916)	(1,785,916)

BALANCES, DECEMBER 31, 2009	6,707,108	6,708	-	-	3,969,401	(3,599,450)	376,659
Sale of common stock	1,050,000	1,050			103,950		105,000
Sale of preferred stock			850,500	850,500			850,500
Stock based compensation					167,955		167,955
Beneficial conversion feature on convertible							128,750
note payable to officer					128,750
Net loss						(440,760)	(440,760)

BALANCES, DECEMBER 31, 2010	7,757,108	$ 7,758	850,500	$ 850,500	$ 4,370,056	$ (4,040,210)	$ 1,188,104

See accompanying notes to financial statements.

Genesis Financial, Inc.
Statements of Cash Flows
	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(440,760)	$(1,785,916)
Noncash items included in net loss:
Provision for losses - net of recoveries	99,175	1,542,433
Loss on sales investment securities		41,721
Stock based compensation	167,955
Amortization of discount on convertible note payable	2,646	-
Changes in assets and liabilities:
Interest and other receivables	(42,824)	52,991
Related party receivable	(34,396)
Contract inventories	321,018	596,813
Real estate inventories	(48,961)	(97,561)
Other assets		2,660
Income taxes receivable		10,000
Accrued interest, affiliated company	(79,176)	68,560
Other current liabilities	(89,004)	(37,794)
Net cash from operating activities	(144,327)	393,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment Flyback Energy, Inc.	(500,000)
Investment AWG International, Inc.	(250,000)
Sale of securities held for sale		64,112
Net cash from investing activities	(750,000)	64,112

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock in private placement	105,000
Sales of preferred stock in private placement	850,500
Payments on note payable - Flyback Energy, Inc.	(140,000)
Borrowings (repayment) line of credit with affiliate, net	194,612	(110,000)
Convertible note - officer	250,000
Borrowings (repayment) from line of credit from bank, net	(312,736)	(401,000)
Net cash from financing activities	947,376	(511,000)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	53,049	(52,981)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	64,406	117,387
CASH AND CASH EQUIVALENTS, END OF YEAR	$117,455	$64,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Interest paid in cash	$31,354	$96,377
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contract inventory transferred to real estate inventory	1,766,750	1,662,345
Real estate inventory transferred to affiliate for payment
of line of credit	768,063
Contract inventories transferred to affiliate for payment
of line of credit	65,704
Investment Flyback Energy, Inc. financed with note payable	700,000

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2010

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

The Company invests in receivables contracts using investor funds, equity funds and funds generated from external borrowings including a line of credit facility from an affiliated stockholder.

Summary of Significant Accounting Policies:

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates used herein include those relating to management’s estimate of the fair value of contracts and real estate held in inventory and the fair value of  investments.  It is reasonably possible that actual results could differ from those and other estimates used in preparing these financial statements and such differences could be material.

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

Investment available for sale - The cost of marketable equity securities sold is determined by the specific identification method.  Net unrealized holding gains and losses are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in a write-down of the individual security to its fair market value; write-downs are reflected in earnings as a realized loss on available-for-sale securities. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Long term investments – Investments not readily marketable are recorded at cost when purchased. The investments in equity securities of privately held companies in which the Company holds less than 20% voting interest and on which the Company does not have the ability to exercise significant influence are accounted for using the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Inventories -

Contracts receivable

Real estate contracts held in inventory for resale are carried at the lower of cost (outstanding principal adjusted for net discounts, deferred origination fees and capitalized acquisition costs) or fair value, determined on an aggregate basis by major type of receivable.  Interest on these receivables is included in interest income during the period held for sale. Until the contract is sold, contract origination fees received from borrowers are deferred and amortized into income over the established average life of related loan under a method which approximates the effective interest rate method.

The Company holds contracts in inventory pending sale. Typically, the Company attempts to sell contracts three to twelve months after acquisition. It is the policy of the Company not to hold any contracts for investment purposes.

Real Estate

Real estate owned represents property acquired by foreclosure, deed in lieu of foreclosure or purchase and is initially recorded at the lower of cost or fair value minus estimated selling costs at the date of acquisition. Fair value is determined via (1) appraisal provided by a certified appraiser, (2) BPO (Broker’s Pricing Opinion) provided by a qualified real estate broker, (3) site inspection by qualified management of the Company, or (4) a combination of all of the above.  Costs relating to the improvements of the property are capitalized. Holding costs are charged to expense as incurred. Subsequent to the foreclosure the property is advertised for rent or sale. Management makes the determination of whether to rent or to sell the property on a case-by-case basis. Real estate owned is not depreciated. An allowance for loss is recorded when the fair value of the property falls below its carrying value.

Allowance for Losses

The Company evaluates the estimated fair value of its contracts and real estate held in inventory at the end of each financial reporting period and adjusts the carrying values to reflect decreases in fair value below cost. Fair value is determined via (1) appraisal provided by a certified appraiser, (2) BPO provided by a qualified real estate broker, (3) site inspection by qualified management of the Company, or (4) a combination of all of the above.  Currently the Company breaks its properties into the following categories: residential properties, commercial properties, and land.

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

Income tax – Deferred taxes are provided, when material, on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Fair value measurements - Effective January 1, 2008, for our financial assets and liabilities, and January 1, 2009, for our non-financial assets and liabilities, disclosure requirements have been expanded to include the following information for each major category of assets and liabilities that are measured at fair value:

a.

the fair value measurement;

b.

the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

c.

for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1)

total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of operations;

2)

the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and/or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)

purchases, sales, issuances, and settlements (net); and

4)

transfers into and/or out of Level 3.

d.

The amount of the total gains or losses for the period in (c)(1) included in earnings (or changes in net assets) that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

e.

In annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be antidilutive.   At December 31, 2009, there were no potentially dilutive shares.   The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of December 31, 2010:

Stock options	1,000,000
Convertible preferred stock	2,126,250
Convertible debt	625,000
Total possible dilution	3,751,250

Share-Based Compensation – The Company periodically issues common shares or options to purchase shares of the Company’s common shares to its officers, directors or other parties.  These issuances are valued at market, in the case of common shares issued, or at fair value in the case of options.  The Company uses a Black Scholes valuation model for determining fair value of options, and compensation expense is recognized ratably over the vesting periods on a straight line basis.  Compensation expense for grants that vest upon issue are recognized in the period of grant.

New Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

1.

The amounts of and reasons for significant transfers in and out of Levels 1 and 2.

2.

Separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.

ASU 2010-06 also provides amendments to Subtopic 820-10 that clarifies existing fair value measurement disclosures as follows:

1.

A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.

2.

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures discussed above are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance has not, and is not expected to have a material impact on our financial statements.

In July 2010, the FASB issued ASU 2010-20 to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses. The ASU requires that entities disclose information at disaggregated levels, specifically defined as "portfolio segments" and "classes."  Among other things, the expanded disclosures include roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The new disclosure requirements apply to all entities that have "lending" arrangements in the form of receivables or a lessor's right to lease payments (other than operating leases) with maturities greater than one year. The new disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity (i.e., allowance roll-forward and modification disclosures) are required for interim and annual periods beginning after December 15, 2010.   The Company has adopted the disclosure requirements regarding the credit quality of receivables for the year ended December 31, 2010 and will adopt the disclosure requirements for reporting period activity effective January 1, 2011.   The Company does not anticipate these new requirements to have a significant impact on its financial statements.

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics.  The update became generally effective for the first reporting period (including interim periods) beginning after issuance.  These conditions did not have a material impact on our financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2010

NOTE 2 — INVENTORIES:

Contracts Receivable:

 The Company's unpaid principal balances of serviced contract receivables consisted of the following:

	December 31,
	2010	2009
Unpaid principal balances	$1,000,766	$3,155,658
Deferred organization costs	-	(1,420)
Totals	$1,000,766	$3,154,238

Real Estate:

The Company’s real estate inventory balances consisted of the following:

	December 31,
	2010	2009
Residential properties	$381,624	$370,685
Commercial properties	-	40,136
Land properties	2,120,358	1,129,117
Acquisition costs	184,050	146,845
Total	$2,686,032	$1,686,783

Loss Allowance:

The activity in the Company’s loss allowance account consisted of the following:

	December 31,
	2010	2009

Beginning balances	$1,471,553	$1,738,254
Provision	208,226	1,542,433
Writeoffs	(48,399)	(1,809,134)
Recovery due to transfer to CFC
in exchange for line of credit (Note 11)	(109,051)
Ending balances	$1,522,329	$1,471,553

NOTE 3 — INVESTMENTS:

Investments available for sale:

The Company has no investments available for sale at December 31, 2010 and 2009.   During the year ended December 31, 2009, the Company sold shares of securities for gross proceeds of $64,112 and recognized a loss of $41,721.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2010

Long term investments:

Flyback Energy, Inc.:  On November 23, 2010, the Company purchased an equity interest in Flyback Energy, Inc. (“FEI”), for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from FEI, a closely held Washington corporation.  The purchase represents a ten percent equity interest in FEI   The Company has a right of first refusal to purchase all or less than all of FEI’s next debt or equity offering.  John R. Coghlan, president of the Company was elected to the board of Directors of FEI on February 7, 2011.  The Company paid $500,000 in cash with the balance of $700,000 payable on a promissory note at $140,000 monthly commencing December 23, 2010, until paid in full. FEI retains a security interest in the unpaid securities.   FEI has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

AWG International, Inc.:  One December 6, 2010, the Company purchased 54,953 shares of the AWG International, Inc. (“AWG”) common stock for $250,000.  As part of the transaction the Company was also issued warrants to acquire an additional 54,953 common shares for $250,000.  AWG can terminate the warrant on or before April 4, 2011 if its sales orders exceed $300,000 during the term of the warrant otherwise the warrant expires on April 4, 2011.   AWG designs and builds proprietary systems Air-to-Water machines for residential and commercial applications.  AWG has developed new component technology and purification systems that produce more water with new coil designs.

NOTE 4 — LINES OF CREDIT:

Bank line of credit:  At December 31, 2010 and 2009 the Company had a promissory note with Riverbank, with a balance owing of $286,264 and $599,000,  respectively, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate December 31, 2010 was 6%. The line has a term of 14 months, and an origination fee of 1/2%, or $2,369.  Principal and interest payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment on September 30, 2011 will be $95,164. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the all assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company (See Note 11).

Affiliated company line of credit: the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with balances owing of $1,750,845 and $2,390,000, respectively. CFC is an affiliated company controlled by a John R Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the CEO of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

On September 29, 2010, CFC was assigned two properties secured by commercial real estate, an interest in four properties secured by land, an interest in two properties secured by residential real estate and an interest in a business note in exchange for total reduction of $833,767 in the Company’s line of credit balance with CFC.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2010

NOTE 5 — NOTES PAYABLE

At December 31, 2010, the Company has two notes payable as follows:

Flyback Energy, Inc.:  In connection with the Company’s purchase of FEI’s preferred stock (see Note 3), the Company entered into a note payable agreement with FEI on November 23, 2010 for $700,000 to be paid in monthly installments of $140,000 through April 2011 plus interest at .035% per annum.    The first payment was made in December 2010.   The note is collateralized by FEI preferred stock purchased by the Company.

John R. Coghlan:  On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 11). The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.   The note is convertible at anytime by Mr. Coghlan into one share of the Company’s Series B Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount will be amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series B Preferred stock.

NOTE 6 — SERIES B PREFERRED STOCK

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,000,000 shares of Series B Preferred Stock. The designated Series B Preferred Stock consists of 2,000,000 shares with a par value $1.00; is non-dividend bearing, convertible to Common Stock at $.40 per share subject to any recapitalization. The holders of the Preferred Stock will be entitled to receive, prior and in preference to any Distributions of any assets of the Corporation to the holders of the Common Stock.  Each share of the Preferred Stock is convertible into two and one-half common stock shares at the option of the holder. Each share of Series B Preferred Stock can automatically converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series B Preferred Stock holders.

Upon issuance of the preferred stock, the Company determined that a beneficial conversion feature of $194,833 was realized. This beneficial conversion feature was recognized as a deemed dividend distribution to the preferred shareholders on the date of issuance because the preferred stock is convertible at the option of the holder immediately upon issuance.

As of December 31, 2010, 850,500 shares had been sold with net proceeds of $850,500.  Through March 9, 2011, an additional 940,500 shares were sold for net proceeds of $940,500.

NOTE 7 — STOCK OPTIONS

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the Shareholders of the Company on May 2, 2002.  The plan allows for issuance of Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs).  The maximum number of shares that may be subject to option and exercised under the Plan is 1,300,000 shares (adjusted for the two for one stock split that occurred in 2007).  The ISOs and NSOs expire 30 days after the recipient ceases to be an employee for the Company, or one year after the recipient’s death.  There were no grants during the year ended December 31, 2009.   At December 31, 2009, the Company had no outstanding options and 261,000 options available for future grants.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2010

During the year ended December 31, 2010, the Company authorized the issuance of 250,000 common stock options each to John Coghlan, Co-president and Director of the Company, Greg M. Wilson, attorney for the Company, and James Bjorklund and Wes Sodorff, advisors to the Company. The stock options, representing 1,000,000 common shares, have an exercise price of $.20 per share.

The fair value of the options granted during the year ended December 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

Weighted average fair value of options granted	$0.17
Expected stock price volatility	124.27%
Risk-free interest rate	1.10%
Expected life of options	5.0 yea	rs

The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise giving consideration to the contractual terms. The Company has not paid dividends on common shares in several years, and no assumption of dividend payment is made in the model.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 was $810,000 based on our closing stock price of $1.01 per common share at December 31, 2010. All options outstanding were fully vested and exercisable at December 31, 2010.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2009	-0-	--
Granted	1,000,000	$0.20
Exercised	-0-	--
Expired	-0-	--
Outstanding and exercisable, December 31, 2010	1,000,000	$0.20

Compensation expense relating to stock options granted during the year ended December 31, 2010 was $167,955 which is classified as ‘other operating expense’.

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2010

NOTE 8 – INCOME TAX:

Components of the Company’s deferred income taxes are as follows:

	December 31,
	2010	2009
Net operating loss carryforward	$373,414	$297,924
Contracts and real estate
inventories allowance for loss	517,592	500,328
Stock-based compensation	57,104
Other	4,146	4,146
Deferred tax asset	952,256	802,398
Less valuation allowance	(952,256)	(802,398)

Net deferred tax asset	$0	$0

The deferred tax assets were calculated assuming a 34% federal marginal tax rate at December 31, 2010 and December 31, 2009.  The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss) primarily due to net operating loss carryovers.

At December 31, 2010, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $1,098,000.   Because management does not believe it is more likely than not that the carry forward will be utilized, the related deferred tax asset has been fully reserved.

We have determined that we are subject to examination of our income tax filings in the United States for the 2008 through 2010 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

At December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, lines of credits and notes payable approximate their fair value because of the short maturity or holding period of these instruments.

At December 31, 2010 and 2009, cash and cash equivalents is the only asset accounted for at fair value on a recurring basis and it is measured utilizing the fair value calculation input hierarchy Level 1.   The Company has no liabilities that are accounted for at fair value on a recurring basis.

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

	2010	2009
Funds held in escrow	$32,163	$23,326

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2010

NOTE 11 — RELATED-PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. Genesis Holdings, Inc. is a Washington Corporation, which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc. JM Growth Enterprises, LLC is a company owned and controlled by Michael Kirk and John R. Coghlan.

Genesis Financial, Inc. had the following related party transactions the years ended December 31, 2009 and 2010.

Years Ended December 31, 2010 and  2009:

Mike Kirk and Genesis Finance Corporation

On January 1, 2009, the Company entered into a Management and Servicing Agreement with Genesis Finance Corporation, a Washington Corporation. Mike Kirk, Genesis Financial, Inc.’s president is the president Genesis Finance Corporation. The Company agrees to pay Genesis Finance Corporation a monthly fee of $6,000 per the Management and Servicing Agreement.

John R. Coghlan “JRC”

•

On July 6, 2009, JRC purchased $104,158 in royalties from the Company.

•

On October 2, 2009, JRC resold an REO interest in a land contract for $95,445 to the Company.

•

On February 2, 2010, John R. Coghlan purchased a $157,790 interest in a commercial contract from the Company.

•

On September 1, 2010, John R Coghlan purchased a $41,980 interest in a Limited Liability Company that was applied to the CFC line of credit.

•

On November 5, 2010, John R. Coghlan was granted 250,000 common stock options exercisable at $0.20 per share in consideration of $41,988 officer's compensation.

•

On December 15, 2010, John R. Coghlan entered into a convertible note payable with the Company for $250,000. (See Note 5).

•

On December 15, 2010, John R. Coghlan purchased $500,000 of the Series “B” Preferred Stock being offered by the Company.  (See Note 6).

Genesis Financial, Inc.

Notes to Financial Statements

December 31, 2010

Coghlan Family Corporation “CFC”

•

On January 1, 2008, the Company entered into a Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  (See Note 4)

•

On January 20, 2009, CFC purchased from the Company a $100,000 interest in a contract secured by land.

•

On June 19, 2009, CFC resold an REO residential contract for $23,700.

•

On June 30, 2010, CFC purchased a commercial contract for $31,995, a land contract for $70,868 and a business note for $7,137 totaling $110,000.

•

On September 29, 2010, CFC purchased a $54,820 interest in two properties secured by commercial real estate, a $619,103 interest in four properties secured by land, a $157,612 interest in two properties secured by residential real estate and a $2,249 interest in a business note in exchange for total reduction of $833,767 in the Company’s line of credit balance with CFC.

Coghlan, LLC “C,LLC’

•

On July 27, 2009, C,LLC purchased from the Company a $30,000 interest in a land contract.

•

On September 17, 2009, C,LLC purchased from the Company a $50,000 interest in a residential contract.

•

On October 14, 2009, C,LLC purchased from the Company a $50,000 interest in a residential contract

•

On December 2, 2009, C,LLC purchased from the Company a $50,000 interest in a residential contract

•

On December 23, 2009, C,LLC purchased from the Company an interest in a land contract for $120,000.

Genesis Holdings, Inc.

•

On May 26, 2009, Genesis Holdings, Inc. purchased from the Company a $7,000 interest in a residential contract

•

There was no purchase activity for the year ended December 31, 2010

•

During the year ended December 31, 2010, Genesis Holdings, Inc. recorded $31,560 in management fees and $15,799 in servicing fees for 2010 and still owes the Company $47,240.

Genesis Holdings II, Inc.

•

On January 20, 2009, Genesis Holdings II purchased from the Company a $25,000 interest in a contract secured by land.

•

On April 1, 2009, Genesis Holding II purchased from the Company an interest in a land sale contract for $47,500.

•

On October 22, 2009, Genesis Holding II purchased from the Company an interest in a commercial contract for $9,000.

•

There was no activity for the year ended December 31, 2010.

JM Growth Enterprises, LLC

•

On April 30, 2009, JM Growth Enterprise, LLC purchased from the Company an interest in a commercial contract for $165,000.

•

There was no activity for the year ended December 31, 2010.

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2009 and 2010, or any interim periods.  We have not had any other changes in, nor have we had an disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

ITEM 9A.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, and 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources, and one employee, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  We expect to continue this structure for the foreseeable future.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

Directors, Executive Officers and Corporate Governance

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2010, the Directors and Executive officers were as follows:

Name	Age	Position

Michael A. Kirk	59	Co-President, CEO, Director

John R. Coghlan	67	Co-President. CFO, Chairman of the Board

As of December 31, 2010, Genesis operated with two Executive Officers and a two member Board of Directors. The Company anticipates adding additional board members during the next twelve months. The following are brief biographical descriptions of the current Executive Officers and Directors of Genesis.

MICHAEL A. KIRK, Co-President, Chief Executive Officer and Director, age 59, will act in an advisory capacity to the Board of Directors.  He will oversee and be directly involved with buying, underwriting, and any real estate related transactions.  Mr. Kirk is a founder of Genesis and has served as President and Director since inception in January, 2002.  Mr. Kirk will devote part time to the business..

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

JOHN R. COGHLAN, Co-President, Chief Financial Officer, Director and Chairman of the Board, age 67, became a Director on January 2, 2006. Mr. Coghlan is a retired C.P.A. Mr. Coghlan became responsible for the overall management of operations January 1, 2010. Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, the Coghlan Family Corporation, a privately held family business that manages family investment accounts, has employed Mr. Coghlan.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grandchildren.

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

ITEM 11.

Executive Compensation

Compensation Discussion and Analysis

Our compensation program is designed to attract and retain top quality executive talent, to tie annual and long-term cash and equity incentive compensation to the achievement of measurable Company and individual performance objectives, and to align compensation incentives available to our executives with the goal of creating shareholder value.  In 2010 we compensated one officer with a grant of stock options.  In 2009, none of the Executive Officers or Directors received any compensation from the Company.  Compensation expenses for 2010 and 2009, were $41,988 and $-0-, respectively.

The following table set forth the compensation information on executive officers Michael A. Kirk and John Coghlan for the fiscal years ending December 31, 2010 and 2009.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Comp ($)	All other Compensation	Total
Michael Kirk	2010	$ -0-	$ -0-	-0-	-0-	-0-	-0-	$ -0-
	2009	$ -0-	$ -0-	-0-	-0-	-0-	-0-	$ -0-
John Coghlan	2010	$ -0-	$ -0-	-0-	$41,988	-0-	-0-	$ 41,988
	2009	$ -0-	$ -0-	-0	-0-	-0-	-0-	$ -0-

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

The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT December 31, 2010

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
John Coghlan Chairman,CEO, Co- President	250,000	-0-	$0.20/share	12/31/14

Grants of Plan-Based Awards

On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options to John Coghlan, Co-president and Director of the Company.  The compensation expense relating to Mr. Coghlan's grant was $41,988.

Upon ninety (90) days advance notice, Mr. Coghlan for all or part of the Shares on, or before December 31, 2014 may exercise the Option.  Upon expiration or termination, the Option will be void.

Outstanding Equity Awards at Fiscal Year-End

On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options to John Coghlan, Co-president and Director of the Company. The stock option, representing 250,000 common shares, has an exercise price of $.20 per share.

Except as set forth above, there were no outstanding equity awards to any Executive Officer at the end of the fiscal year ended December 31, 2010.

Director Compensation

There was no compensation to any Director during the fiscal year ended December 31, 2010.

Meetings and Committees of The Board Of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of December 31, 2010, are Michael A. Kirk and John R. Coghlan.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 7,757,108 and 6,707,108 shares of common stock outstanding as of December 31, 2010 and 2009, respectively. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2010. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	December 31,
	2010		2009
Common Stock	Number	%	Number	%
Michael Kirk	590,000	5.97	600,000(1)	8.9	(1)
John R. Coghlan	5,750,920 (2)	58.2(3)	3,650,420(2)	54.4	(2)
Jim Bjorklund			133,200(3)	1.99	(4)
Directors and executive officers as a group(2)	6,340,920	64.17	4,383,620	65.35

	December 31,
	2010		2009
Preferred Stock	Number	%	Number	%
Michael Kirk	-	-	-	-
John R. Coghlan	500,000(5)	59.52	-	-
Directors and executive officers as a group(2)	500,000	59.52	-	-

(1) 250,000 shares have been pledged in favor of Coghlan Family Corporation

(2) Represents 2,465,282 owned by Coghlan Family Corporation, 407,440 owned by Coghlan, LLC, 773,700 owned by John R. Coghlan and 1,250,000 shares of common stock equivalents based on Mr. Coghlan's ownership of 500,000 shares of Series "B" Preferred stock which is convertible into 1,250,000 common shares.   Mr. Coghlan has voting control over Coghlan Family Corporation and Coghlan LLC.

(3)  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2010. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(4) Jim Bjorklund resigned as a Director in 2009 (5) The 500,000 shares of Series "B" Preferred stock is convertible into 1,250,000 common shares at the option of the preferred shareholder.

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation and Coghlan, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. Genesis Holdings, Inc. is a Washington Corporation, which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc. JM Growth Enterprises, LLC is a company owned and controlled by Michael Kirk and John R. Coghlan.

Genesis Financial, Inc. had the following related party transactions the years ended December 31, 2009 and 2010.

Years Ended December 31, 2010 and 2009:

Michael A. Kirk and Genesis Finance Corporation

On January 1, 2009, the Company entered into a Management and Servicing Agreement with Genesis Finance Corporation, a Washington Corporation. Michael A. Kirk, Genesis Financial, Inc.’s Co-President is the President of Genesis Finance Corporation. The Company agrees to pay Genesis Finance Corporation a monthly fee of $6,000, per the Management and Servicing Agreement.

John R. Coghlan “JRC”

On July 6, 2009, JRC purchased $104,158 in royalties from the Company.

On October 2, 2009, JRC resold an REO interest in a land contract for $95,445 to the Company.

On February 2, 2010, John R. Coghlan purchased a $157,790 interest in a commercial contract from the Company.

On September 1, 2010, John R Coghlan purchased a $41,980 interest in a Limited Liability Company that was applied to the CFC line of credit.

On November 5, 2010, John R. Coghlan was granted 250,000 common stock options exercisable at $0.20 per share in consideration of $41,988 officer's compensation.

On December 15, 2010, John R. Coghlan loaned the Company $250,000 to finance the investment in AWG International, Inc. (See Note 5).

On December 15, 2010, John R. Coghlan purchased 500,000 Series "B" Preferred shares from the Company for $500,000.

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  (See Note 4 for further information)

On January 20, 2009, CFC purchased from the Company a $100,000 interest in a contract secured by land.

On June 19, 2009, CFC resold an REO residential contract for $23,700.

On June 30, 2010, CFC purchased a commercial contract for $31,995, a land contract for $70,868 and a business note for $7,137 totaling $110,000.

On September 29, 2010, CFC purchased a $54,820 interest in two properties secured by commercial real estate, a $619,103 interest in four properties secured by land, a $157,612 interest in two properties secured by residential real estate and a $2,249 interest in a business note in exchange for total reduction of $833,767 in the Company’s line of credit balance with CFC..

Coghlan, LLC “C,LLC’

On July 27, 2009, C,LLC purchased from the Company a $30,000 interest in a land contract.

On September 17, 2009, C,LLC purchased from the Company a $50,000 interest in a residential contract.

On October 14, 2009, C,LLC purchased from the Company a $50,000 interest in a residential contract

On December 2, 2009, C,LLC purchased from the Company a $50,000 interest in a residential contract

On December 23, 2009, C,LLC purchased from the Company an interest in a land contract for $120,000.

Genesis Holdings, Inc.

On May 26, 2009, Genesis Holdings, Inc. purchased from the Company a $7,000 interest in a residential contract

There was no purchase activity for the year ended December 31, 2010

On December 31, 2010, Genesis Holdings, Inc. booked $31,560 in management fees and $15,799 in servicing fees for 2010 and still owes $47,240.

Genesis Holdings II, Inc.

On January 20, 2009, Genesis Holdings II purchased from the Company a $25,000 interest in a contract secured by land.

On April 1, 2009, Genesis Holding II purchased from the Company an interest in a land sale contract for $47,500.

On October 22, 2009, Genesis Holding II purchased from the Company an interest in a commercial contract for $9,000.

There was no activity for the year ended December 31, 2010.

JM Growth Enterprises, LLC

On April 30, 2009, JM Growth Enterprise, LLC purchased from the Company an interest in a commercial contract for $165,000.

There was no activity for the year ended December 31, 2010.

Director Independence

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on NASDAQ.

ITEM 14.

Principal Accounting Fees and Services.

DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2010 and 2009.

The following table presents fees for professional audit services rendered by DeCoria, Maichel &Teague, P.S. for the audit or review of Genesis’ financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2010	2009
Audit Fees	$24,000	$22,000
Audit Related
Tax Fees
All other Fees	420
Total Fees	$24,420	$22,000

(1)Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.  Above fees are estimates and may vary.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during the fiscal years ending December 31, 2010 and December 31, 2009 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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

Dated: March 16, 2011

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

Dated:  March 16, 2011

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: Co-President, CEO, Director

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Co-President, CFO, Chairman of the Board of Directors