Form 10-Q
period 2011-03-31
GENESIS FINANCIAL INC
filed 2011-05-09
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2011

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

As of April 24, 2011 we had 7,757,108 shares of common stock issued and outstanding.

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

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

14

Item 4. Controls and Procedures.

15

PART II - OTHER INFORMATION

16

Item 1.  Legal Proceedings.

16

Item 1A. Risk Factors

16

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4.  Removed and Reserved.

16

Item 5.  Other Information.

16

Item 6.  Exhibits

16

SIGNATURES

17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets
Unaudited

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$414,424	$117,455
Interest and other receivables	111,680	224,913
Related party receivable	56,672	47,240
Inventories, lower of cost or market:
Contracts	988,660	1,000,766
Real estate	2,051,610	2,686,032
Subtotal	3,040,270	3,686,798
Less allowance	(947,488)	(1,522,329)

Net inventories	2,092,782	2,164,469

Total current assets	2,675,558	2,554,077
NON-CURRENT ASSETS:
Long-term investments, at cost	1,622,686	1,450,000

Total assets	$4,298,244	$4,004,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,550,000	$1,750,845
Line of credit, bank	190,653	286,264
Note payable, Flyback Energy, Inc.	140,000	560,000
Other current liabilities	82,402	94,968
Total current liabilities	1,963,055	2,692,077

LONG-TERM LIABILITIES:
Convertible note payable to officer, net of discount	139,769	123,896

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,000,000 authorized,
850,500 issued and outstanding at 12/31/2010	2,000,000	850,500
2,000,000 issued and outstanding at 3/31/2011
Common stock, $.001 par value, 100,000,000 authorized,
7,757,108 issued and outstanding	7,758	7,758
Additional paid-in capital	4,370,056	4,370,056
Accumulated deficit	(4,182,394)	(4,040,210)
Total stockholders’ equity	2,195,420	1,188,104

Total liabilities and stockholders' equity	$4,298,244	$4,004,077

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

	Three Months Ended March 31,
	2011		2010
REVENUE:
Contract sales revenue	$-		$159,642
Cost of contracts sold	-		(157,790)
	-		1,852
Interest, processing fee and other income	14,347		70,118
Total revenues	14,347		71,970

EXPENSES:
Provision (Recovery) for losses	(14,561)		(16,422)
Write off of interest receivable	108,413
Salaries	11,250		-
Management fee - affiliate	4,500		18,000
Interest expense, related party	21,681		25,918
Interest expense, other	4,389		7,333
Office occupancy	1,316		273
Other operating expenses	19,543		16,210
Total operating expenses	156,531		51,312

NET INCOME (LOSS)	$(142,184)		$20,658

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$(0.02)	$	Nil
WEIGHTED AVERAGE SHARES
OUTSTANDING BASIC AND DILUTED	7,757,108		6,707,108

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES	$36,611	$31,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment AWG International, Inc.	(172,686)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of preferred stock in private placement	1,149,500	-
Borrowings (repayment) line of credit with affiliate, net	(200,845)	(17,842)
Borrowings (repayment) line of credit from bank, net	(95,611)	(25,000)
Note payable Flyback Energy, Inc.	(420,000)	-
	433,044	(42,842)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	296,969	(10,996)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	117,455	64,406

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$414,424	$53,410

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for year ended December 31, 2010.

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

Summary of Significant Accounting Policies:

Long term investments – Investments not readily marketable are recorded at cost, when purchased. The investments in equity securities of privately held companies in which the Company holds less than 20% voting interest and on which the Company does not have the ability to exercise significant influence are accounted for using the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

MARCH 31, 2010

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be antidilutive. The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of March 31, 2011:

Stock options	1,000,000
Convertible preferred stock	5,000,000
Convertible debt	625,000
Total possible dilution	6,625,000

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 2 — INVENTORY:

Real Estate:

The Company's real estate inventory balances consisted of the following:

	March 31,	December 31,
	2011	2010
Residential properties	$257,274	$381,624
Commercial properties	-	-
Land properties	1,651,867	2,120,358
Acquisition costs	142,469	184,050
Total	$2,051,610	$2,686,032

Loss Allowance:

The activity in the Company's loss allowance account for the three month period consisted of the following:

	March 31,
	2011	2010
Beginning balances	$1,522,329	$1,471,553
Additions	-	75,000
Writeoffs	(574,841)	(62,885)
Ending balances	$947,488	$1,483,668

NOTE 3 — LONG TERM INVESTMENTS:

Flyback Energy, Inc.:

On November 23, 2010, Genesis Financial, Inc. closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis.  The purchase represented a ten percent equity interest in Flyback Energy, Inc. assuming the warrants are exercised.  John R. Coghlan, Co-president of Genesis Financial, Inc. was elected to the board of directors of Flyback Energy, Inc. on February 7, 2011.

The Company paid $500,000 down with the balance of $700,000 payable on a promissory note at $140,000 monthly commencing December 23, 2010, until paid in full. Flyback Energy, Inc. will retain a security interest in the unpaid securities. The Company has a right of first refusal to purchase all or less than all of Flyback Energy. Inc.’s next debt or equity offering.

Flyback Energy, Inc. has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

AWG International, Inc.:

One December 6, 2010, Genesis Financial, Inc. entered into an agreement with AWG International, Inc. to purchase 54,953 shares of the AWG International, Inc. common stock for $250,000. As part of the transaction Genesis Financial, Inc. was also issued common stock purchase warrants to acquire an additional 54,953 common shares for $250,000.  The Company exercised the warrants for 37,917 shares for $172,686 during  quarter ended March 31, 2011.

AWG International, Inc. designs and builds proprietary systems Air-to-Water machines for residential and commercial applications.  AWG International, Inc. realized significant breakthrough with development of new component technology and purification systems that produce more water with new coil designs.

NOTE 4 — RELATED-PARTY TRANSACTIONS:

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

JM Growth Enterprises, LLC is a Washington Corporation, which is managed and controlled by Michael Kirk and John Coghlan.

Genesis Financial, Inc. had the following related party transactions for the quarter ending March 31, 2011 and the quarter ended March 31, 2010.

Michael Kirk and Genesis Finance Corporation

Genesis Financial, Inc. had a contract with Genesis Finance Corporation, a Washington corporation owned 100% by Michael Kirk, to handle the operations and servicing management of the Company's assets.  Genesis Finance Corporation was paid $6,000 per month for their services through December 31, 2010, when the contract was renegotiated to $1,500 per month.

John R. Coghlan

On February 2, 2010, John R. Coghlan purchased a $157,790 interest in a commercial contract from the Company.

There was no activity for the quarter ended March 31, 2011.

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Warehousing Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  The Agreement provided for a $2.5 million line of credit (see note 4).  The rate of interest was one (1%) percent over the Prime Rate of interest quoted on the first day of the month prior to the payment date. Interest is payable monthly. The Company paid a commitment fee of one half of one percent (1/2%) aggregating $12,500.  The Company was permitted to request advances from time to time. If the Company defaults on the Agreement, default interest rate will be twelve (12%) per annum. The credit line is collateralized by all of Genesis’ assets, excluding investments in Flyback Energy, Inc. and AWG International, Inc. but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the CEO of the Company. Because of the economic condition, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. (See note 5)

On February 15, 2011, Coghlan Family Corporation purchased from the Company a $95,000 interest in a contract secured by land.

During the quarter ended  March 31, 2011, Coghlan Family Corporation purchased $219,000 of the Series “B” Preferred Stock offered by the Company.

Coghlan, LLC

There was no activity for the quarters ended March 31, 2010 and 2011.

Genesis Holdings, Inc.

There was no activity for the quarters ended March 31, 2010 and 2011.

Genesis Holdings II, Inc.

There was no activity for the quarter ended March 31, 2010 and 2011.

JM Growth Enterprises, LLC

On February 2, 2010 JM Growth Enterprises, LLC sold its interest in a commercial contract for $157,789.

There was no activity for the quarter ended March 31, 2011.

NOTE 5 — LINE OF CREDIT:

At March 31, 2011 and December 31, 2010  the Company has a promissory note with Riverbank, with a balance owing of $190,653 and $286,264,  respectively, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate at March 31, 2011 and December 31, 2010 was 6%. The line has a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment will be $95,164. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan., related parties of the Company. (See Note 4)

GENESIS FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

At March 31, 2011 and December 31, 2010, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with balances owing of $1,550,000 and $1,750,845, respectively. CFC is an affiliated company controlled by a John R Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets, excluding investments in Flyback Energy, Inc. and AWG International, Inc. but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the CEO of the Company. Because of the economic condition, CFC has agreed to waive the interest and fees starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

NOTE 6 — NOTES PAYABLE

At December 31, 2010, the Company has two notes payable as follows:

Flyback Energy, Inc. (“FEI”):  In connection with the Company’s purchase of FEI’s preferred stock (see Note 3), the Company entered into a note payable agreement with FEI on November 23, 2010 for $700,000 to be paid in monthly installments of $140,000 through April 2011 plus interest at .035% per annum.    The first payment was made in December 2010. At March 31, 2011 the balance of the note is $140,000.   The note is collateralized by FEI preferred stock purchased by the Company.

John R. Coghlan:  On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan. The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.   The note is convertible at anytime by Mr. Coghlan into 1 share of the Company’s Series B Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series B Preferred stock.

NOTE 7 — PREFERRED STOCK

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,000,000 shares of Series “B” Preferred Stock. The designated Series “B” Preferred Stock consists of 2,000,000 with a par value $1.00; is presently non-dividend bearing, convertible to common at $.40 per share subject to any recapitalization. The holders of the Preferred stock will be entitled to receive, prior and in preference to any distributions to the holders of the common stock.  Each share of the Preferred Stock is convertible into two and one-half common stock shares at the option of the holder.  Each share of Series “B” Preferred Stock can automatically converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series “B” Preferred Stock holders.

Upon issuance of the preferred stock, the Company determined that a beneficial conversion feature of $194,833 was realized at December 31, 2010 and $705,840 at March 31, 2011. This beneficial conversion feature was recognized as a deemed dividend distribution to the preferred shareholders on the date of issuance because the preferred stock is convertible at the option of the holder immediately upon issuance.

During the quarters ended March 31, 2011 and December 31, 2010, 1,149,500 and 850,500 shares had been sold with proceeds of $1,149,500 and $850,500 received respectively. In total, 2,000,000 shares were sold for proceeds of $2,000,000.

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

Background

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2010.  The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

PLAN OF OPERATIONS.

Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception, but will also concentrate on controlling overhead expense, and resolving delinquencies and repossession situations. We are not capitalized at a level that allows holding of significant amounts of contracts and loans for investment and as a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and six months, and then selling them in the secondary markets. We are either holding these contracts in inventory, or selling them individually as opportunities arise. Over the next twelve months we anticipate making several short term small real estate loans in the $25,000 to $100,000 range. We will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2011 compared to quarter ended March 31, 2010.

Revenues

Total revenues for the quarter ending March 31, 2011 were $14,347 compared to $71,970 for the same quarter ending March 31, 2010.   The majority of the revenue for the quarter ended March 31, 2011 and the quarter ended March 3, 2010 was from interest and broker fee income.

During the quarter ended March 31, 2011 we did not sell any contracts or real estate properties.   During the quarter ended March 31, 2010, we sold contracts and real estate properties for $159,642 and recognized $1,852 income on the sales.

We earned $14,347, and $70,118, respectively for the quarters ending March 31, 2011 and 2010 from interest, processing and other income.

Net income (loss) from operations was ($142,184) and $20,658, respectively, for the quarters ending March 31, 2011 and 2010.

Of the contracts held in inventory at March 31, 2011 and 2010, contracts with aggregate values of $756,738 and $2,319,727 respectively, were in payment default. This decrease in defaults was due to the completed litigation of many delinquent accounts, resulting in repossessions.   We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended March 31, 2011 and 2010, were $36,609 and $34,483, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The year over year increases and (decreases) for the fiscal quarters ended March 31 2011 and 2010 were $2,126 and $1,726), respectively.

Interest Expense

For the quarters ending March 31, 2011 and 2010, interest expense amounted to $26,070 and $33,251, respectively.

Interest expense was incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender,  John R. Coghlan, an affiliated person from discounts on a convertible note. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on  its line of credit.

We are currently operating under a primary $190,653 line of credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of six percent.  The line of credit also includes a one-half percent origination fee.  The term of the loan is 14 months, with quarterly payments of principal and interest of $100,000, with a final payment of $95,164 due on September 30, 2011.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of March 31, 2011 and 2010, the balances on the lines of credit were $1,740,653 and $2,946,158 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash are from related party loans, unaffiliated party loans, funding agreements and common and preferred stock private placements. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations, and the need for additional funds to finance ongoing acquisitions of seller financed real estate receivables and originations of commercial real estate hard money loans, and the expense of the litigating of delinquent contracts and loans, and the maintenance and resale costs of repossessed properties.

At March 31, 2011 and 2010, we had cash available of $414,424 and $53,410, respectively, and no funds were available under our lines of credit. Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

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

At March 31, 2011, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,550,000 and no more advances. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company. Because of the economic conditions, CFC has agreed to waive all interest beginning October 1, 2010 and the 3.0 debt to equity ratio, as well as the 12% default rate, are waived.

Our capital resources have been adequate to fund our operations at a reasonable level during the quarter covered by this Quarterly Report. We have paid close attention to our contract purchases and loans and maintained our funding requirements within our available resources. We receive interest and principal reductions (typically monthly) on contracts and loans which we hold in inventory.   We would require an increase in our capital base, and an improvement in the real estate markets, in order to grow the company, and improve profitability.  At this point, management does not believe that the real estate markets have bottomed out, and we will continue to wait until we believe that real estate market begins to improve, before we will attempt to recapitalize.

For the quarters ending March 31, 2011 and March 31, 2010, our net cash flows from operating activities were $36,611 and $31,846, respectively. The reason for the increase was improved collections on  real estate loans in excess of operating expenses.

For the period ended March 31, 2011 the decrease in cash flows from investing activities was due to an investment in AWG, International, Inc. in the amount of $172,686.

During these periods our net cash provided by (used by) financing activities was $433,044 and ($42,842), respectively.  The reason for the increase for the period ended March 31, 2011 was the sale of preferred stock in excess of loan payments while the decrease for the period ended March 31, 2010 was payment of credit lines.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

In March 2011, Genesis Financial, Inc. completed a private placement of 2,000,000 shares of Series B Preferred stock at $1.00 per share to accredited investors for a total price of $2,000,000.

On November 11, 2010,  the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,000,000 shares of Series “B” Preferred Stock. The designated Series “B” Preferred Stock consists of 2,000,000 with a par value $1.00; is presently non-dividend bearing, convertible to common at $0.40 per share subject to any recapitalization. The holders of the Preferred stock will be entitled to receive, prior and in preference to any distributions to the holders of the common stock.  Each share of the Preferred Stock is convertible into two and one-half common stock shares at the option of the holder.  Each share of Series “B” Preferred Stock can automatically converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series “B” Preferred Stock holders.

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

Dated: May 9, 2011

Genesis Financial, Inc.

(Registrant)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: Co-President and Chief Executive Officer

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chief Financial Officer

17