Form 10-Q
period 2011-06-30
GENESIS FINANCIAL INC
filed 2011-08-15
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2011

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

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4. Controls and Procedures.

15

PART II - OTHER INFORMATION

17

Item 1.  Legal Proceedings.

17

Item 1A. Risk Factors

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4.  Removed and Reserved.

17

Item 5.  Other Information.

17

Item 6.  Exhibits

17

SIGNATURES

18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets
Unaudited
	June 30,	December 31,
ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$46,092	$117,455
Interest and other receivables	119,478	224,913
Related party receivable	43,343	47,240
Inventories, lower of cost or market:
Contracts	789,103	1,000,766
Real estate	2,336,639	2,686,032
Subtotal	3,125,742	3,686,798
Less allowance	(935,088)	(1,522,329)

Net inventories	2,190,654	2,164,469

Total current assets	2,399,567	2,554,077
NON-CURRENT ASSETS:
Long-term investments, at cost	1,750,000	1,450,000

Total assets	$4,149,567	$4,004,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,540,000	$1,750,845
Line of credit, bank	192,107	286,264
Note payable, Flyback Energy, Inc.		560,000
Other current liabilities	84,063	94,968
Total current liabilities	1,816,170	2,692,077

LONG-TERM LIABILITIES:
Convertible note payable to officer, net of discount	155,643	123,896

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,000,000 authorized,
2,000,000 and 850,500 issued and outstanding at 6/31/2011	2,000,000	850,500
Common stock, $.001 par value, 100,000,000 authorized,
7,757,108 issued and outstanding	7,758	7,758
Additional paid-in capital	4,370,056	4,370,056
Accumulated deficit	(4,200,060)	(4,040,210)
Total stockholders’ equity	2,177,754	1,188,104

Total liabilities and stockholders' equity	$4,149,567	$4,004,077

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
REVENUE:
Contract sales revenue		$-	$40,000	$-	$199,642
Cost of contracts sold		-	0	-	(157,790)
		0	40,000	0	41,852
Interest (net write-offs), processing fee and other income		18,866	4,936	(75,200)	75,054
Total revenues		18,866	44,936	(75,200)	116,906
EXPENSES:
Provision (recovery) for losses		(20,630)	(95,602)	(35,191)	(112,024)
Salaries		11,250	-	22,500	-
Management fee - affiliate		4,500	18,000	9,000	36,000
Interest expense, related party		10,065	25,135	31,746	51,053
Interest expense, other		7,894	11,760	12,283	19,093
Office occupancy		2,245	245	3,561	518
Other operating expenses		21,208	107,114	40,751	123,324
Total operating expenses		36,532	66,652	84,650	117,964

NET INCOME (LOSS)		$(17,666)	$(21,716)	$(159,850)	$(1,058)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$	Nil $	Nil	$(0.02) $	Nil
WEIGHTED AVERAGE SHARES
OUTSTANDING BASIC AND DILUTED		7,757,108	6,707,108	7,757,108	6,707,108

	See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
Unaudited

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES	$(55,861)	$77,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Long-term Investments	(300,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of preferred stock in private placement	1,149,500	-
Sales of common stock in private placement	-	105,000
Borrowings (repayment) line of credit with affiliate, net	(210,845)	(17,842)
Borrowings (repayment) line of credit from bank, net	(94,157)	(125,000)
Payment on Note payable Flyback Energy, Inc.	(560,000)	-
	284,498	(37,842)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(71,363)	39,683

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	117,455	64,406

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$46,092	$104,089

See accompanying notes to financial statements.

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive. The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of June 30, 2011:

Stock options	1,000,000
Convertible preferred stock	5,000,000
Convertible debt	625,000
Total possible dilution	6,625,000

NOTE 2 — INVENTORY:

Real Estate:

The Company's real estate inventory balances consisted of the following:

	June 30,	December 31,
	2011	2010
Residential properties	$257,274	$381,624
Commercial properties	282,500	-
Land properties	1,651,867	2,120,358
Acquisition costs	144,998	184,050
Total	$2,336,639	$2,686,032

Loss Allowance:

The activity in the Company's loss allowance account for three and six month period end consists of the following:

	Three month period ending June 30,		Six month period ending June 30,
	2011	2010	2011	2010
Beginning balances	$947,488	$1,417,553	$1,522,329	$1,471,553
Additions	-	(95,602)	-	(112,024)
Writeoffs	(12,400)	66,115	(587,241)	28,537
Ending balances	$935,088	$1,388,066	$935,088	$1,388,066

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

The Company paid $500,000 down with the balance of $700,000 payable on a promissory note at $140,000 monthly commencing December 23, 2010, until paid in full. Flyback Energy, Inc. will retain a security interest in the unpaid securities. The Company has a right of first refusal to purchase all or less than all of Flyback Energy. Inc.’s next debt or equity offering.  On April 25, 2011, the Company purchased $50,000 of Series “C” Preferred Stock that is convertible at $.60 per share and bears a 5% interest rate.

Flyback Energy, Inc. has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

AWG International, Inc.:

One December 6, 2010, Genesis Financial, Inc. entered into an agreement with AWG International, Inc. to purchase 54,953 shares of the AWG International, Inc. common stock for $250,000. As part of the transaction Genesis Financial, Inc. was also issued common stock purchase warrants to acquire an additional 54,953 common shares for $250,000.  The Company exercised the warrants for 54,953 shares for $250,000 during the six months ended June 30, 2011.

AWG International, Inc. designs and builds proprietary systems Air-to-Water machines for residential and commercial applications.  AWG International, Inc. realized significant breakthrough with development of new component technology and purification systems that produce more water with new coil designs.

NOTE 4 — RELATED PARTY TRANSACTIONS:

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

Michael Kirk and Genesis Finance Corporation

On January 1, 2010 Genesis Financial, Inc. renewed the contract for one year with Genesis Finance Corporation, a Washington corporation owned 100% by Michael Kirk, to handle the operations and servicing management of the Company's assets.  Genesis Finance Corporation is paid $6,000 per month for their services.

On January 1, 2011 Genesis Financial, Inc. renewed the contract for one year with Genesis Finance Corporation, a Washington corporation owned 100% by Michael Kirk, to handle the operations and servicing management of the Company's assets.  Genesis Finance Corporation is paid $1,500 per month for their services.

John R. Coghlan

On February 2, 2010, John R. Coghlan purchased a $157,790 interest in a commercial contract.

There was no activity for the six months ended June 30, 2011.

Coghlan Family Corporation

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

There was no activity for the six months ended June 30, 2011.

Coghlan, LLC

There was no activity for the six months ended June 30, 2010 and 2011.

Genesis Holdings, Inc.

There was no activity for the six months ended June 30, 2010 and 2011.

Genesis Holdings II, Inc.

There was no activity for the six months ended June 30, 2010 and 2011.

JM Growth Enterprises, LLC

On February 2, 2010 JM Growth Enterprises, LLC sold its interest in a commercial contract for $157,790.

There was no activity for the six months ended June 30, 2011.

NOTE 5 — LINE OF CREDIT:

At December 31, 2010, the Company had a promissory note with Riverbank, with a balance owing of $286,264, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate at June 30, 2011 and December 31, 2010 was 6%. The line had a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment will be $95,164.

On May 16, 2011, the promissory note was converted to a $250,000 line of credit on the same terms and conditions. At June 30, 2011 the balance owing is $192,107. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company. (See Note 4)

At June 30, 2011 and December 31, 2010, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with balances owing of $1,540,000 and $1,750,845, respectively. CFC is an affiliated company controlled by a John R Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets, excluding investments in Flyback Energy, Inc. and AWG International, Inc. but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the CEO of the Company. Because of the economic condition, CFC has agreed to waive the interest and fees starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

NOTE 6 — NOTES PAYABLE

Flyback Energy, Inc. (“FEI”):  In connection with the Company’s purchase of FEI’s preferred stock (see Note 3), the Company entered into a note payable agreement with FEI on November 23, 2010 for $700,000 to be paid in monthly installments of $140,000 through April 2011 plus interest at .035% per annum.  The first payment was made in December 2010. At June 30, 2011 the balance of the note is $0. The note was collateralized by FEI preferred stock purchased by the Company.

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

Upon issuance of the preferred stock, the Company determined that a beneficial conversion feature of $194,833 was realized at December 31, 2010 and $705,840 at June 30, 2011. This beneficial conversion feature was recognized as a deemed dividend distribution to the preferred shareholders on the date of issuance because the preferred stock is convertible at the option of the holder immediately upon issuance.

During the six months ended June 30, 2011 and the year ended December 31, 2010, 1,149,500 and 850,500 shares had been sold with proceeds of $1,149,500 and $850,500 received respectively. In total, 2,000,000 shares were sold for proceeds of $2,000,000.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2011 compared to quarter ended June 30, 2010.

Revenues

Total revenues for the quarter ending June 30, 2011 were $18,866 compared to $44,936 for the same quarter June 30, 2010.   The decrease was the result of a contract sales in the quarter ended June 30, 2010 while there were no contract sales in the comparable period and the write-off of previously accrued interest income.

We earned $30,950, and $4,936, respectively for the quarter ending June 30, 2011 and 2010 of interest, processing and other income.

Net loss from operations was $17,666 and $159,850, respectively for the three months ending June 30, 2011 and 2010.  The decrease in loss for the period was due to the quarter ended June 30, 2010 included a large write off of previously accrued interest receivable.

Of the contracts held in inventory at June 30, 2011 and 2010 contracts with aggregate values of $474,238 and $1,409,755, respectively, were in payment default. We believe this increase in defaults was related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended June 30, 2011 and 2010, were $39,203 and $125,359, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The year over year increases and (decreases) for the fiscal quarters ended June 30, 2011 and 2010 were ($86,156) and $85,489, respectively. The primary reason for the decrease for the quarters ended June 30, 2011.  The primary reason for the increase for the quarter ended June 30, 2010 was the professional fees incurred in bringing the required audits and filings current.

Interest Expense

For the quarters ending June 30, 2011 and 2010, interest expense amounted to $17,959 and $36,895, respectively.

Interest expense was incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, and Coghlan Family Corporation, an affiliated company.

We are currently operating under a primary $250,000 line of credit with RiverBank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of six percent.  The line of credit also includes a one-half percent origination fee.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of June 30, 2011 and 2010, the balances on the lines of credit were $1,732,107 and $2,846,158 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Six months ended June 30, 2011 compared to six months ended June 30, 2010.

Revenues

Total revenues for the six month ending June 30, 2011 were ($75,200) compared to $116,906 for the same period ended June 30, 2010.   The decrease was the result of contract sales for the six months ended June 30, 2010 while there were no contract sales in the comparable period and the write-off of $120,497 of previously accrued interest income.

We earned $45,297, and $75,054, respectively for the six months ending June 30, 2011 and 2010 of interest, processing and other income.

Net loss from operations was $159,850 and $1,058, respectively for the six months ending June 30, 2011 and 2010.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six month ended June 30, 2011 and 2010, were $75,811 and $159,842, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The year over year increases and (decreases) for the fiscal six month ended June 30, 2011 and 2010 were ($84,031) and $78,439, respectively. The primary reason for the decrease for the six month ended June 30, 2011 was the decrease for the professional fees incurred in bringing the required audits and filings current during the six month ended June 30, 2010; while the increase for the quarter ended June 30, 2010 were the professional fees incurred in bringing filings current.

Interest Expense

For the six month ending June 30, 2011 and 2010, interest expense amounted to $44,029 and $70,146, respectively.

Loss Allowance

For the period ending June 30, 2011, the Company decreased the net provision for the losses due to sales of properties at the price in excess of the net recorded cost and the recovery of the property value on certain real estate.

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

At June 30, 2011 and 2010, we had cash available of $46,092 and $104,089 respectively, and no funds were available under our lines of credit.

At December 31, 2010, the Company had a promissory note with Riverbank, with a balance owing of $286,264, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate at June 30, 2011 and December 31, 2010 was 6%. The line had a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment will be $95,164.

On May 16, 2011, the promissory note was converted to a $250,000 line of credit on the same terms and conditions. At June 30, 2011 the balance owing is $192,107. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company. (See Note 4)

At June 30, 2011, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.

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

For the fiscal periods ending June 30, 2011 and June 30, 2010, our net cash flows from operating activities were ($55,861) and $77,525, respectively.  The reason for the decrease was operating costs.

During the six months ended June 30, 2011 and the year ended December 31, 2010, 1,149,500 and 850,500 shares of Series “B” Preferred Stock were sold with proceeds of $1,149,500 and $850,500 received respectively. In total, 2,000,000 shares were sold for proceeds of $2,000,000.

In May 2010, Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

During these periods our net cash provided (used) by financing activities was $284,498 and ($37,842), respectively.  The reason for the increase for the period ending June 30, 2011 was sales of preferred stock in a private placement, net of debt payments.  The reason for the decrease for the period ending June 30, 2010 was debt reductions in excess of a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

During the six month ending June 30, 2011, the Company invested $250,000 in AWG International, Inc and $50,000 in Flyback Energy, Inc. At June 30, 2011, Management believes the investments to be fairly stated.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Dated: August 12, 2011

Genesis Financial, Inc.

(Registrant)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: President and Chief Executive Officer

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chief Financial Officer

18