Form 10-Q
period 2011-09-30
GENESIS FINANCIAL INC
filed 2011-11-14
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number:  333-103331

Genesis Financial, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Washington	03-0377717
(State of Incorporation)	(IRS Employer Identification No.)

3773 West Fifth Avenue, Suite 301 Post Falls, ID.	83854
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (208) 457-9442

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

As of October 28, 2011 we had 7,794,608 shares of common stock issued and outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

15

Item 4. Controls and Procedures.

15

PART II - OTHER INFORMATION

17

Item 1.  Legal Proceedings.

17

Item 1A. Risk Factors

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4.  Removed and Reserved.

17

Item 5.  Other Information.

17

Item 6.  Exhibits

17

SIGNATURES

18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets
Unaudited
	September 30,	December 31,
ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$33,473	$117,455
Interest and other receivables	119,271	224,913
Related party receivable	53,471	47,240
Inventories, lower of cost or market:
Contracts	786,216	1,000,766
Real estate	2,338,071	2,686,032
Subtotal	3,124,287	3,686,798
Less allowance	(935,088)	(1,522,329)

Net inventories	2,189,199	2,164,469

Total current assets	2,395,414	2,554,077
NON-CURRENT ASSETS:
Long-term investments, at cost	1,750,000	1,450,000
Total assets	$4,145,414	$4,004,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,540,000	$1,750,845
Line of credit, bank	192,107	286,264
Note payable, Flyback Energy, Inc.	-	560,000
Other current liabilities	95,700	94,968
Total current liabilities	1,827,807	2,692,077

LONG-TERM LIABILITIES:
Convertible note payable to officer, net of discount	171,516	123,896

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,000,000 authorized,
850,500 issued and outstanding at 12/31/2010	1,985,000	850,500
1,985,000 issued and outstanding at 9/30/2011
Common stock, $.001 par value, 100,000,000 authorized,
7,757,108 issued and outstanding at 12/31/2010	7,795	7,758
7,794,608 issued and outstanding at 9/30/2011
Additional paid-in capital	4,385,019	4,370,056
Accumulated deficit	(4,231,723)	(4,040,210)
Total stockholders’ equity	2,146,091	1,188,104
Total liabilities and stockholders' equity	$4,145,414	$4,004,077

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations
Unaudited

		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
REVENUE:
Contract sales revenue		$-	$-	$-	$159,642
Cost of contracts sold		-	-	-	(157,790)
		-	-	-	1,852
Interest (net of write-offs), processing fee
and other income		19,102	13,631	(56,098)	88,685
Total revenues		19,102	13,631	(56,098)	90,537
EXPENSES:
Provision (recovery) for losses		-	646,251	(35,191)	534,227
Salaries		11,250	-	33,750	-
Management fee - affiliate		4,500	18,000	13,500	54,000
Interest expense, related party		15,874	25,196	47,620	76,249
Interest expense, other		1,984	6,618	14,267	25,711
Office occupancy		5,744	3,570	9,305	4,088
Other operating expenses		11,413	23,188	52,164	106,512
Total operating expenses		50,765	722,823	135,415	800,787

NET INCOME (LOSS)		$(31,663)	$(709,192)	$(191,513)	$(710,250)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$	Nil	$(0.09)	$(0.02)	$(0.10)
WEIGHTED AVERAGE SHARES
OUTSTANDING BASIC AND DILUTED		7,757,108	7,757,108	7,757,108	7,237,877

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
Unaudited

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES	$(68,480)	$734,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Long-term Investments	(300,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of preferred stock in private placement	1,149,500	-
Sales of common stock in private placement	-	105,000
Borrowings (repayment) line of credit with affiliate, net	(210,845)	(639,155)
Borrowings (repayment) line of credit from bank, net	(94,157)	(218,382)
Payment on Note payable Flyback Energy, Inc.	(560,000)	-
	284,498	(752,537)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(83,982)	(18,263)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	117,455	64,406

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$33,473	$46,143

NON-CASH INVESTING AND FINANCING ACTIVITY
Preferred stock converted to common stock	$15,000
Line of credit with affiliate settled with transfer of contract		$41,980

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2011

(Unaudited)

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

September 30, 2011

(Unaudited)

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive. The dilutive effect of stock options, convertible debt and outstanding securities, in periods of future income, would be as follows as of September 30, 2011:

Stock options	1,000,000
Convertible preferred stock	4,962,500
Convertible debt	625,000
Total possible dilution	6,587,500

NOTE 2 — INVENTORY:

Real Estate:

  The Company's real estate inventory balances consisted of the following:

	September 30,	December 31,
	2011	2010
Residential properties	$257,274	$381,624
Commercial properties	282,500	-
Land properties	1,651,867	2,120,358
Acquisition costs	146,430	184,050
Total	$2,338,071	$2,686,032

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2011

(Unaudited)

Loss Allowance:

The activity in the Company's loss allowance account for three and nine month period end consists of the following:

	Three month period ending September 30,		Nine month period ending September 30,
	2011	2010	2011	2010
Beginning balances	$935,088	$1,388,066	$1,522,329	$1,471,553
Additions	-	646,251	-	534,227
Writeoffs	-	41,513	(587,241)	70,050
Ending balances	$935,088	$2,075,830	$935,088	$2,075,830

NOTE 3 — LONG TERM INVESTMENTS:

Flyback Energy, Inc.:

On November 23, 2010, Genesis Financial, Inc. closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis.  At November 23, 2010, the purchase represented a ten percent equity interest in Flyback Energy, Inc. assuming the warrants were exercised and Series "B" Preferred Shares converted into 2,666,666 of common stock.  John R. Coghlan, Co-president of Genesis Financial, Inc. was elected to the board of directors of Flyback Energy, Inc. on February 7, 2011.

The Company paid $500,000 down with the balance of $700,000 payable on a promissory note at $140,000 monthly commencing December 23, 2010.  The $700,000 note was paid in full during the second quarter of 2011. On April 25, 2011, the Company purchased $50,000 of Series “C” Preferred Stock that is convertible at $.60 per share or 83,333 shares of common stock and bears a 5% interest rate.

Flyback Energy, Inc. is a privately-held company that has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

AWG International, Inc.:

One December 6, 2010, Genesis Financial, Inc. entered into an agreement with AWG International, Inc. to purchase 54,953 shares of the AWG International, Inc. common stock for $250,000. As part of the transaction Genesis Financial, Inc. was also issued common stock purchase warrants to acquire an additional 54,953 common shares for $250,000.  The Company exercised the warrants for 54,953 shares for $250,000 during the nine months ended September 30, 2011.

AWG International, Inc. is a privately-held company that designs and builds proprietary systems Air-to-Water machines for residential and commercial applications.

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

September 30, 2011

(Unaudited)

Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc.

JM Growth Enterprises, LLC is a Washington Corporation, which is managed and controlled by Michael Kirk and John R. Coghlan.

Genesis Financial, Inc. had the following related party transactions for the nine months ending September 30, 2011 and 2010.

Michael Kirk and Genesis Finance Corporation

On December 27, 2008, the Company entered into a Corporate Restructuring Agreement with Genesis Finance Corporation, a Washington Corporation (GFC).   Genesis Financial, Inc. (GFI) outsourced its day-to-day management and servicing operations to GFC, an affiliated company, effective January 1, 2009. GFC is owned and controlled by Michael Kirk, GFI’s President and member of its board of directors. GFI was paid a combination management and servicing fee totaling $6,000 per month to GFC for these services.

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

John R. Coghlan

On February 2, 2010, John R. Coghlan purchased a $157,790 interest in a commercial contract.

On February 2, 2010, John R. Coghlan purchased a $42,980 interest in a Limited Liability Company that was applied to the CFC line of credit.

There was no activity for the nine months ended September 30, 2011.

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

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2011

(Unaudited)

Coghlan, LLC

There was no activity for the nine months ended September 30, 2010 and 2011.

Genesis Holdings, Inc.

There was no activity for the nine months ended September 30, 2010 and 2011.

Genesis Holdings II, Inc.

There was no activity for the nine months ended September 30, 2010 and 2011.

JM Growth Enterprises, LLC

On February 2, 2010 JM Growth Enterprises, LLC sold its interest in a commercial contract for $157,790.

There was no activity for the nine months ended September 30, 2011.

NOTE 5 — LINE OF CREDIT:

At December 31, 2010, the Company had a promissory note with Riverbank, with a balance owing of $286,264, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate at September 30, 2011 and December 31, 2010 was 6%. The line had a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment will be $95,164.

On May 16, 2011, the promissory note was converted to a $250,000 line of credit on the same terms and conditions. At September 30, 2011 the balance owing is $192,107. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company. (See Note 4)

At September 30, 2011 and December 31, 2010, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with balances owing of $1,540,000 and $1,750,845, respectively. CFC is an affiliated company controlled by a John R Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets, excluding investments in Flyback Energy, Inc. and AWG International, Inc. but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the CEO of the Company. Because of the economic condition, CFC has agreed to waive the interest and fees starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

NOTE 6 — NOTES PAYABLE

Flyback Energy, Inc. (“FEI”):  In connection with the Company’s purchase of FEI’s preferred stock (see Note 3), the Company entered into a note payable agreement with FEI on November 23, 2010 for $700,000 to be paid in monthly installments of $140,000 through April 2011 plus interest at .035% per annum.  The first payment was made in December 2010. At September 30, 2011 the balance of the note is $0. The note was collateralized by FEI preferred stock purchased by the Company.

John R. Coghlan:  On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan. The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.   The note is convertible at any time by Mr. Coghlan into 1 share of the Company’s Series B Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series B Preferred stock.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2011

(Unaudited)

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

Upon issuance of the preferred stock, the Company determined that a beneficial conversion feature of $194,833 was realized at December 31, 2010 and $705,840 at September 30, 2011. This beneficial conversion feature was recognized as a deemed dividend distribution to the preferred shareholders on the date of issuance because the preferred stock is convertible at the option of the holder immediately upon issuance.

During the nine months ended September 30, 2011 and the year ended December 31, 2010, 1,149,500 and 850,500 shares had been sold with proceeds of $1,149,500 and $850,500 received respectively. In total, 2,000,000 shares were sold for proceeds of $2,000,000.  On September 30, 2011 15,000 shares of convertible preferred shares were converted into 37,500 shares of common stock.

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

In the third quarter of 2008, management felt the real estate and financial markets were going to continue to decline, and made the decision that some major adjustments in the way the Company operated going forward was necessary.  The decision was made to reduce overhead expense by outsourcing the day-to-day operations of the Company, to focus on reducing the Company’s debt through a re-structuring of terms with our credit facilitators, to pursue the sale of Company assets, to continue acquisitions and originations only on deals that have been pre-sold, to focus on salvaging delinquent accounts through increased collection activity and workouts, and to increase the focus on maintenance and resale of repossessions.  This plan was implemented January 1, 2009.

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

RESULTS OF OPERATIONS

Quarter ended September30, 2011 compared to quarter ended September 30, 2010.

Revenues

Total revenues for the quarter ending September 30, 2011 were $19,102 compared to $13,631 for the same quarter September 30, 2010.

We earned $19,102, and $13,631, respectively for the quarter ending September 30, 2011 and 2010 of interest, processing and other income.

Net loss from operations was $31,663 and $709,192, respectively for the three months ending September 30, 2011 and 2010.  The decrease in loss for the period was due to the quarter ended September 30, 2010 included a large provision for losses.

Of the contracts held in inventory at September 30, 2011 and 2010 contracts with aggregate values of $474,238 and $662,661, respectively, were in payment default. We believe this decrease in defaults was due to write-offs of contracts in prior periods.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended September 30, 2011 and 2010, were $32,907 and $44,758 respectively. G&A primarily consists of management and professional fees for legal and auditing.

Interest Expense

For the quarters ending September 30, 2011 and 2010, interest expense amounted to $17,858 and $31,814, respectively.

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

We consider the terms of the lines of credit to be acceptable. As of September 30, 2011 and 2010, the combined balances on the lines of credit were $1,732,107 and $2,131,463 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010.

Revenues

Total revenues for the nine months ending September 30, 2011 were ($56,098) compared to $90,537 for the same period ended September 30, 2010.   The decrease was the result of contract sales for the nine months ended September 30, 2010 while there were no contract sales in the comparable period and the write-off of $120,497 of previously accrued interest income in 2011.

We earned ($56,098), and $88,685, respectively for the nine months ending September 30, 2011 and 2010 of interest, processing and other income.

Net loss from operations was $191,513 and $710,250, respectively for the nine months ending September 30, 2011 and 2010.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2011 and 2010, were $108,719 and $164,600, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The year over year increases and (decreases) for the fiscal nine months ended September 30, 2011 and 2010 were ($55,881) and $47,650, respectively. The primary reason for the increase for the nine months ended September 30, 2011 was the increase for the professional fees incurred in bringing the required audits and filings current during the nine month ended September 30, 2010; while the increase for the nine months ended September 30, 2010 were the professional fees incurred in bringing filings current.

Interest Expense

For the nine months ending September 30, 2011 and 2010, interest expense amounted to $61,887 and $101,960, respectively.

Loss Allowance

For the period ending September 30, 2011, the Company decreased the net provision for the losses due to sales of properties at the price in excess of the net recorded cost and the recovery of the property value on certain real estate.

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

At September 30, 2011 and 2010, we had cash available of $33,473 and $46,143 respectively, and at September 30, 2011 we had $57,893 available under the lines of credit with Riverbank.

At December 31, 2010, the Company had a promissory note with Riverbank, with a balance owing of $286,264, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate at September 30, 2011 and December 31, 2010 was 6%. The line had a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment $95,164.

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

At September 30, 2011, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”). CFC is an affiliated company controlled by a director and principal shareholder of the Company. At September 30, 2011the balance owing is $1,540,000. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ration of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC has agreed to waive the interest rate starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

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

For the nine month periods ending September 30, 2011 and September 30, 2010, our net cash flows from operating activities were ($68,480) and $734,274, respectively.  The reason for the decrease was operating costs in excess contract collections.

During the nine months ended September 30, 2011 and the year ended December 31, 2010, 1,149,500 and 850,500 shares of Series “B” Preferred Stock were sold with proceeds of $1,149,500 and $850,500 received respectively. In total, 2,000,000 shares were sold for proceeds of $2,000,000.

In May 2010, Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

During these periods our net cash provided “used” by financing activities was $284,498 and ($752,537), respectively.  The reason for the increase for the period ending September 30, 2011 was sales of preferred stock in a private placement, net of debt payments.  The reason for the decrease for the period ending September 30, 2010 was debt reductions in excess of a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

During the nine months ending September 30, 2011, the Company invested $250,000 in AWG International, Inc and $50,000 in Flyback Energy, Inc..

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Presently, we are not subject to any material legal proceedings.  In the normal course of business, Genesis is the initiator of foreclosure and judgment litigation to protect and retrieve its investments in seller financed real estate receivables and commercial loans.

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three month period ending September 30, 2011.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None

Item 6.  Exhibits

(a) Exhibits

Exhibit No.

Description

31

CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2011

Genesis Financial, Inc.

(Registrant)

         /s/ John R. Coghlan

______________________________________________

By:     John R. Coghlan

Title:  Chief Executive Officer, Chief Financial Officer

18