Form 10-K
period 2011-12-31
GENESIS FINANCIAL INC
filed 2012-04-13
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2011

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  333-103331

Genesis Financial, Inc.

(Name of Issuer in its Charter)

Washington	03-0377717
(State of Incorporation)	(IRS Employer Identification No.)

3773 West Fifth St., Ste. 301, Post Falls, ID	83854
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent  filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated  by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed fiscal year, based on the last reported trading price of the registrant’s common stock on the Over the Counter Pink Sheets was $3,633,437. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2011, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 4, 2012 there were 8,107,108 common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2011

TABLE OF CONTENTS

PART I

3

ITEM 1.

Business.

3

ITEM 1A.

Risk Factors

9

ITEM 1B.

Unresolved Staff Comments

9

ITEM 2.

Properties

9

ITEM 3.

Legal Proceedings

10

ITEM 4.

Mine Safety Disclosures

10

PART II

10

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

10

ITEM 6.

Selected Financial Data

11

ITEM 7.

Managements Discussion and Analysis of Financial Condition and Results of Operations

11

ITEM 7A.

Quantitative and Qualitative Disclosure About Market Risk

16

ITEM 8.

Financial Statements and Supplementary Data.

17

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

32

ITEM 9A.

Controls and Procedures.

32

ITEM 9B.

Other Information.

33

PART III

33

ITEM 10.

Directors, Executive Officers and Corporate Governance

33

ITEM 11.

Executive Compensation

35

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

36

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

38

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

OVERVIEW

INTRODUCTION. Genesis was incorporated in the State of Washington on January 24, 2002 for the purpose of purchasing and reselling seller financed real estate loans (also referred to as "loans" or "real estate notes" or "portfolio"). All loans purchased or originated, are held for sale, and are carried on the financial statements at cost or fair value, whichever is less.  We purchase seller financed real estate loans from sellers directly or from sellers who are introduced to Genesis by brokers. When the owner of a real estate loans wishes to sell the loan, the owner may contact a broker or Genesis directly.  Seller financed real estate loans are originated by the selling owner of real property.  This is an unconventional form of financing which does not involve banks or mortgage companies.  When we commenced business, we initially focused on purchasing residential and commercial real estate loans and business notes from $25,000 to $250,000 in value, and the brokering of larger transactions. As the business grew, we expanded our services to include larger loans and other forms of cash flow investment instruments.

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

INDUSTRY BACKGROUND. Sellers have used real estate notes ever since men started claiming parcels of land as their own. Historically, no market existed for sale of real estate notes, so a holder of a note typically collected the payments from the borrower, and held the note to maturity. It is only in the last 25 years or so that an active market for selling real estate loans on a large scale has developed.

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

In 2004, larger financial institutions, which had dabbled in the industry in the past on a smaller, wholesale scale, recognized the potential profitability from buying seller financed real estate loans directly from the sellers. These institutions entered the market. Their competitiveness drove many of the brokers out of business, and made the margin spreads so low that smaller funding companies with a higher cost of funds could not compete, or had to settle for lower quality loans.  Genesis was one of those companies, and although we believed we could maintain a presence in the industry by focusing on niche sectors of the market, such as partial purchases and non-conforming property types, management decided to expand the Company’s focus, and look to other business markets as well.  Commercial real estate lending was the Company’s primary choice to pursue.

In the latter part of 2008, national economic conditions made any real estate lending very precarious, forcing the Company to again re-focus its efforts. Real estate loans again became our primary target.  The larger companies, which had dabbled in the industry, discontinued purchasing real estate loans in 2008, primarily due to the decimation of the securitization markets.  This left a huge funding void in the seller financed real estate market.  Genesis had been forced to re-focus its business towards more commercial real estate lending in late 2004, due to the heavy competition, and at the end of 2007, made the decision to change that focus back towards the seller financed real estate loans, to take advantage of the void left by the exiting big players.

COMPETITIVE ADVANTAGE. In this competitive environment, Genesis sought to distinguish its offering from those of our competitors through excellent service, rapid customer response, and consistent and fair underwriting evaluations and procedures. We believed that our market focus on superb service and our existing contacts in the industry would provide a sustainable competitive advantage.  We also believed that our ability to diversify into other related markets, such as commercial real estate lending, would give us a competitive advantage. Throughout 2008, the Company focused on increasing its presence in the seller financed markets, supplementing that business with the occasional commercial real estate loan.  By the third quarter of 2008, it was becoming apparent that the real estate markets were going to get worse before they got better, and the Company tightened its purchasing and lending parameters to mitigate the increasing risk.  From January 1, 2009 through December 31, 2010, the Company out-sourced all its operations and servicing functions to reduce expenses, and further tightened underwriting parameters, while management focused on selling repossessed collateral properties and reducing company debt. We outsourced to Genesis Finance Corporation, a company owned and controlled by Mike Kirk, an executive officer and director of Genesis Financial, Inc.

As of January 1, 2011 the Company was operating with one paid employee and outsourcing the property management in exchange for office expenses incurred by Genesis Finance Corporation.

INVESTMENT POLICIES. We invest in seller financed real estate loans, originate commercial real estate loans, and pursue other forms of cash flow instruments that make sense.  The real estate loans that we purchase are primarily in the sub-prime market, and may be secured by residential property, commercial property, and/or land. We will look at each individual contract as a unique investment opportunity. The loans or interests in loans that we purchase are generally discounted to provide us with a return of 12% or more and will be secured by real properties. We will evaluate the adequacy of the underlying real property that serves as collateral for our investment on a case by case basis.

This evaluation may include reviewing a property's title report, the loan documentation including payment histories and credit information when available.  We may conduct a physical inspection and may obtain an appraisal of the property's value.  The primary factor utilized in the purchase of a seller financed real estate loan is the ratio between the property value and the investment amount that we pay the seller.  Based on these factors, we will purchase the loan at a discount to the principal balance and it is managements intent to hold loans for less than a year but due to the economic circumstances, loans many be held for longer periods.

In regard to our commercial lending, Genesis focused on "hard money lending" which was typically a short term loan collateralized with non-conforming types of real property with a borrower who may have a compromised credit rating.  Genesis followed two general underwriting rules in its "hard money" lending, (1) only make a loan if you want to own the collateral and (2) never lend an amount of money which might exceed the price you would be willing to pay for the collateral as a purchaser. Hard money loans are normally equity based, not credit based.  Genesis originally targeted a 70% maximum loan-to-value ratio, but as the real estate markets declined from 2007 on, we have continued to reduce that maximum.  At this point, with the continued uncertainty in real estate values, we will estimate the present value of the collateral property, reduce that by 20%-30% as a contingency for future declining values, and then keep our loan to an amount that is no more than 50% of that adjusted value.

The economic environment as of December 31, 2011 was very volatile, and while it had created a uniquely attractive opportunity for Genesis, we still had a real estate market that was experiencing dramatically declining values.  Interest rates were at low levels.  Simultaneously, the banks and large finance companies had tightened credit requirements and had completely exited the "sub-prime" lending markets, providing opportunities for those who were properly positioned to take advantage of the situation. Genesis will seek opportunities to acquire real estate loans, and/or properties, in the northwest United States which we believe will provide targeted financial returns.

HISTORICAL INVESTMENT RETURNS.  During the past three years our investment returns have been negative when factoring in the non-performing delinquent loans and real estate owned (REO).  Until we are able to sell the REO's we will not be able determine the actual rates of return.  The real estate market values continue to deflate and sales of REO's remains weak.

MARKETING. We will undertake to maintain our marketing presence through contacts, individual and corporate, made over the previous ten years.

PRODUCTS. We invest in seller financed real estate loans, originate commercial real estate loans, and pursue other forms of cash flow instruments which we believe will support our investment guidelines.

We may purchase longer term loans (three to five year terms) with the intent to hold until maturity. We may also acquire long term contract obligations or properties with the intent to hold for resale in the future.  Should the secondary institutional markets open back up, we will also pursue sales into those markets.

As of December 31, 2011, the Company had experienced a dramatic increase in delinquencies, surpassing the level of national conventional market trends. In past market downturns, seller financed loan buyers weathered these downturns because most of our loans had high borrower’s equity positions, were well-seasoned, and our investment ratios to value were much lower than in the conventional markets. However, in this present market downturn, those loans that have resulted in repossessions, in many cases, are secured by properties that have dropped in value to a level where the principal investment amount exceeds the collateral value.

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

OTHER TYPES OF RESIDENTIAL REAL ESTATE LOANS. In most instances, our purchases of seller financed real estate loans involves the purchase of the entire note balance. In some instances, this method may be modified in various ways to increase our return and/or mitigate risk.

PARTIAL PURCHASE. This is the purchase of the front portion of the contract cash flow. For example, Genesis might purchase the first ten years cash flow of a twenty year note, and the remaining ten years might be retained by the seller. In a partial purchase, our position is secured by a recorded full assignment of the note. An unrecorded "Partial Purchase Agreement" contract is signed with the seller, outlining the agreement. The seller's position in title is eliminated, and should the note go into default, the seller must either pay off our position or forfeit its rights to the remaining cash flow. In 2008, Genesis decided to pursue this partial purchase product in earnest because we believed that the investment risk was considerably lower than the full purchase product. As of December 31, 2011, this was our promoted preference for purchases.

OTHER RESIDENTIAL PRODUCTS. There are numerous other ways to purchase the cash flows of loans including multi-stage payouts, split payments, and many other variations beyond the options listed above; it's simply an internal rate of return calculation based on the cash flow stream the seller desires to sell. Due to the uniqueness, and difficulty in servicing, many of these purchasing options are not saleable to secondary market investors, and are too complex to be used in sales to accredited private investors. Since Genesis intends to resell everything it purchases, our purchasing options will be limited to only those programs that are readily acceptable in the secondary markets, or to accredited private investors, eliminating many of these alternatives.

NON-REAL ESTATE CASH FLOWS. There are a number of cash flow products available to purchase which are not secured by real estate but are paid by credit worthy payors (e.g. annual lottery payments paid by state governments, structured settlements payable by large companies, insurance company annuities paid over time, etc.).  Lucrative yields can be earned by purchasing these types of products. The secondary market for these products was very limited in past years, but with the exodus of investors from the real estate markets, these products have become highly desirable, subsequently driving the buy rates to such a low level that Genesis cannot be competitive as a funder, but may take advantage of opportunities to broker such products as the opportunities may arise.

INTEREST ONLY AND BALLOON PAYMENT LOANS. From time to time, Genesis may purchase loans calling for interest only payments for some stated number of periods. Interest only loans may be subject to greater degrees of risk than loans with principal and interest amortization, since the borrower in an interest only contract is not demonstrating a present ability to repay the principal. Similar risks exist in loans with balloon payment obligations. While the risk associated with investment in these types of loans may be higher, Genesis believes that it is in a position to control the risk through the underwriting process. When higher risk loans are proposed, our underwriter will adjust pricing or review the collateral position to assess the repayment risk. Genesis is primarily a collateral based lender, so this risk assessment on interest only or balloon payment loans is very similar to the risk assessment undertaken on other seller financed real estate loans and with commercial real estate loans. In many instances, Genesis may not have access to borrower credit reports, payment histories or other forms of information available to traditional lenders.

These loans were created through the sale of real estate property between private parties, where the property seller provides the sale financing, rather than the buyer acquiring financing through conventional channels.  At some point in time after the property sale, the seller then decides to sell the loan. The differences in this type of loan from a conventional loan in the secondary markets are:

•

There is no standardization of documentation; these loans could be secured by a Note and Deed of Trust, Note and Mortgage, or a Real Estate Contract prepared by the seller or their attorney.

•

There is no buyer credit qualifying documentation, as the seller normally did not require any at the time of sale.

•

There is no appraisal, or other property information that would substantiate the sales price, as the buyer normally did not require that information at the time of sale.

•

There is no payment history showing buyer performance, unless the seller has a third-party servicer collecting the payments.

By placing a higher degree of reliance on the collateral offered, the underwriters are able to match the pricing of the transaction and the targeted return with the risk of non-payment. In general, interest only loans will result in a lower loan to value percentage than comparable loans with principal and interest amortization schedules.  In present market conditions, loan with balloon payments are viewed as very high risk if the balloon is due within a couple years, as the availability of refinancing is very limited, and many properties have mortgage debt exceeding the present value of the property securing the debt.

SUBMITTING BROKERS QUALIFICATIONS. Genesis will be very selective in choosing the brokers from whom it will accept real estate loan submissions. Due to limited personnel resources, and the volatile real estate values, Genesis will not accept submissions from unknown or inexperienced brokers. Packages must be complete and accurate, and take into account present market conditions and values. Historically, only experienced brokers are capable, and trustworthy, of meeting this requirement. We use brokers who specialize in our type of contract loan products.

COMMERCIAL REAL ESTATE LENDING. Genesis was a commercial real estate lender on a small scale prior to 2004, supplementing the Company’s seller financed loan acquisitions.  In the latter part of 2004, due to the competitiveness of the seller financed loan market, management decided to expand the Company’s efforts in the commercial lending market.  Our broker network supplied us with potential borrowers. Since the management and staff of Genesis had considerable previous experience with commercial lending, it was a natural and comfortable adjustment. As with any business venture, the Company looked through the commercial lending industry for a “niche”, and it was determined that Genesis was best suited to do “Hard Money” commercial lending. Hard money lenders focus on those loans that are usually smaller in size, shorter terms (more of an interim financing), often collateralized by non-conforming property types, or the borrowers do not qualify for conventional financing due to credit history issues.  Typically, hard money loans warrant a higher interest rate providing a smaller, high cost-of-funds lender like Genesis with the opportunity to earn a favorable return on investment.

Although hard money loans carry a higher degree of risk, due to the non-conforming nature of the loans, that risk is partially offset with the low loan-to-value ratios, which seldom exceed 60%, providing a cushion for the lender if the property has to be repossessed and resold. Throughout 2008, as real estate values throughout the nation continued to decline, it became apparent that loan to value ratios as low as even 50%-60% were insufficient to provide that cushion for the lender, as values have dropped in some geographic areas as much as 50%-70%.  As of December 31, 2011, these values continued to decline, and the Company did not see an end to this decline.

COMPETITION. When Genesis formally entered the hard money markets in the latter half of 2004, the market was very competitive, but very fragmented.  Most hard money lenders operated on a local basis, limiting their lending to borrowers and collateral properties located a short distance from their base of operations.  They also marketed only to the retail market, ignoring brokers and dealing directly with the borrowers.

Beginning in late 2007, we noticed that some of the commercial lenders were cutting back and tightening their lending parameters. Some were even exiting the business, or closing operations due to high delinquencies and repossessions.  By the end of 2010, a large percentage of the lenders had exited the business or suspended operations, and virtually every remaining commercial real estate lender had severely tightened their parameters.  The Company expects this trend to continue.

MARKET ANALYSIS. The hard money market was quite strong in 2004, at the time of the Company’s increased focus in making these loans, and continued that way throughout 2006.  Frequent foreclosure litigation and repossessions are an expected part of the hard money industry, in contrast to the conventional markets. With the exception of those few deals with unusual circumstances affecting the outcome, most problem loans were eventually worked out, and paid off, or the repossession and resale resulted in a profit, broke even, or at worse, the Company experienced a small loss.  The losses were at an acceptable level, but the Company established a fair value reserve account, and started setting aside funds to cover those small losses in 2005, and continued that practice throughout 2006.

In 2007, the Company started to experience increased delinquencies, primarily due to a slow-down in the borrower’s business, resulting in reduced cash flows.  The prior workouts that resulted in a payoff before repossession declined dramatically.  This appeared to be due to the fact that the borrowers could not refinance their collateral properties, nor could they sell their properties to pay off the loan.  This resulted in more repossessions, and the Company learned that it could not sell those repossessed properties as easily or for their appraised values.

From December 31, 2007 through December 31, 2011 the real estate markets throughout the country were experiencing dramatic down-turns in values, and at the same time the lending markets were tightening up, making refinancing very difficult, regardless of the property type.  The Company was experiencing increasing delinquencies, resulting in increased litigation expense, and eventual repossession.  In several cases, it was apparent that the value of the collateral had dropped below the principal loan balance, which assured significant financial losses.  The Company is currently concentrating on the collection and liquidation of prior loans and real estate and is making few new loans.

Management decided to make some major adjustments to the Company’s business plans.  The decision was made to reduce overhead expense by outsourcing the day-to-day operations of the Company, to focus on reducing the Company’s debt through a re-structuring of terms with our credit facilitators, to pursue the sale of Company assets, to continue acquisitions and originations only on deals that have been pre-sold, to focus on salvaging delinquent accounts through increased collection activity and workouts, to increase the focus on maintenance and resale of repossessions, and to diversify asset acquisitions into non-real estate assets.  This plan was implemented January 1, 2009.

As of January 1, 2011, the Company had down-sized enough to manage a sizable portion of its own affairs, and renegotiated its outsourcing agreement with Genesis Finance Corporation, an affiliate company, lowering the monthly fee to $1,500. As of January 1, 2012 the monthly fee was removed and the outsourcing services were offset by general offices expenses paid by the Company on behalf of Genesis finance Corporation.  On January 1, 2011, Genesis hired one employee, Virginia Walters, to manage its affairs going forward.

As a result of the poor economic conditions and declining real estate values, Genesis was compelled to seek out additional avenues to build shareholder value.  Management believed that investments in local startup companies could prove to be a good investment for the Company and provide an avenue of diversification.  A Genesis shareholder alerted the Company to Flyback Energy, a Spokane company, which was seeking capital for development and growth.

The Flyback investment was particularly attractive because of energy savings impact of their revolutionary patented technology and extraordinary management team.  Flyback is lead by its President and CEO John Overby.  Mr. Overby is a successful entrepreneur.  He founded, or was a co-founder, three successful technology companies.  Two of the companies achieved rankings of #13 and #105 in the INC. 500.  The companies, Advanced Hardware Architecture, Advanced Input Systems and World Wide Packets, were subsequently acquired and are publicly traded today.  He was most recently Director of Client Services at SIRTI, a Washington State economic development agency that accelerates the development and growth of innovative technology companies.  Mr. Overby's track record bringing innovative, fast growing companies up to positions of business strength and profitability makes him an ideal choice to lead FlyBack Energy.  As an electrical engineer, he understands the energy saving significance of the FlyBack solution, and he and his team anticipate fast acceptance and rapid company growth.

The AWG International investment opportunity became available because of its relationship with Flyback Energy.  AWG International Inc. is a Washington company which manufactures Air-to-Water solutions.  As part of the diversification plan the Company invested a portion of its assets in privately held companies as follows:

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

Flyback Energy, Inc, founded in 2003, is a development stage company with no product revenues.  Its assets consist principally of its intellectual property.  The Company has developed two energy controller products, the lighting energy controller and the motor energy controller.

Flyback Energy, Inc. has developed a unique and proprietary electronic switch design that offers unprecedented control over electrical power and magnetic fields. Flyback's website is www.flybackenergy.com.

FlyBack Energy has solved an age old energy loss problem with a technological breakthrough. Electromagnetic (heat) energy losses – in inductive circuits and power conversion processes – have been a persistent and seemingly unsolvable industry problem for the last 125 years. Today, energy is still being wasted due to the uncontrolled electromagnetic collapse in inductive devices and processes.

The founders of FlyBack Energy have solved an electromagnetic energy loss problem. They focused their research on totally controlling the rise and collapse of magnetic fields present in inductive circuits, equipment and processes. After years of methodical experimentation, the FlyBack team has created and patented practical breakthrough magnetic energy recovery (MER) technology.

With this patented technology, FlyBack Energy is actively developing reliable products to capture and recover magnetic energy losses – and then insert that otherwise wasted energy back into the power circuit. The FlyBack technology also mitigates problematic harmonic resonance, electromagnetic interference EMI), excessive heat and other induction issues.

This technology provides control of induction and resistive devices, and power conversion processes between AC and DC electrical systems. FlyBack solutions result in lower energy cost, cooler operating temperatures and longer useful life for lighting system components, transformers, motors and controllers.

FlyBack’s Magnetic Energy Recovery technology creates value across a wide range of electromagnetic applications. Most electrical input supply can be cost effectively switched and controlled, including such traditional sources as AC grid power, fuel-fired and hydro-generated power, and DC sources such as solar cells, wind generation and battery arrays. FlyBack is actively developing new products to serve most types of electrical loads – where long life, high reliability, energy savings, improved power factors, output control, and high electrical efficiency are valued.

AWG International, Inc.:

On December 6, 2010, Genesis Financial, Inc. entered into an agreement with AWG International, Inc., a Nevada corporation, to purchase 54,953 shares of the AWG International, Inc. Common Stock for $250,000. As part of the transaction, Genesis Financial, Inc. was also issued Common Stock Purchase Warrants to acquire an additional 54,953 common shares for $250,000.  The Company exercised the warrants during the first quarter of 2011.

AWG International, Inc. was organized in the State of Nevada on March 18, 2010.  The Company had nominal revenues for the years ending December 31, 2011 and 2010.  Its assets consist principally of intellectual property.

AWG International, Inc. designs and builds proprietary systems Air-to-Water machines for residential and commercial applications. AWG realized significant breakthroughs with the development of new component technology and purification systems that produce more water with new coil designs.  AWG's website is www.awginternational.com.

AWG's has three principal products which produce drinking water from the atmosphere which holds the most reliable source of water.  AWG holds licenses to this patented technology.  AWG has three products which are intended for residential and commercial uses.  All of their products are performance based on the relative humidity of the atmosphere.  The Waterboy G2 model is a countertop unit that produces 3 to 5 gallons per day of fresh drinking water from the atmosphere.  No chemicals are added to the water.  AWG technology combined with the Flyback switch would be capable of producing safe drinking water utilizing solar or wind energy in an off-the-grid location. The Flyback switch could eliminate the need for a power inverter to switch direct current (DC) electricity into alternating current (AC).

Management believes that these two investments will provide a future source of revenue given the unique nature of the technologies.

Although diversifying, it is the intention of the Company to retain its primary focus on real estate related property and loans. During the fourth quarter of 2010 and first quarter of 2011 Genesis conducted a private placement of preferred stock and focused on new investments and loans on a very selective basis. It is the intention of the company to keep this type of equity investment below forty percent of total assets and confine new real estate financing to the northwest portion of the United States.

DEFAULT PROCEDURES. The Company's portfolio manager, Genesis Finance Corporation, is staffed by experienced professionals, who have in-depth knowledge in underwriting, collection, and litigation.  Loans will be sold after short holding periods and defaults going forward are expected to be minimal. Some defaults will occur, however, and we will take steps after we become aware of the default to protect our interests.  Genesis operates under the policy that any transaction over 90 days delinquent is a defaulted transaction.  In a default situation, Genesis will pursue one or more of the following alternatives: discussion with the submitting broker concerning ways to remedy the default; an offer to re-write or modify the note for the borrower/buyer to cure the default provided good evidence is available that the re-write will be honored by the borrower/buyer; sale of the Real Estate Note with the delinquency disclosed (possibly at a loss); acceptance of a deed in lieu of foreclosure; and/or foreclosure and foreclosure sale.  Genesis Finance Corporation managed the Company's portfolio, including defaults, which have declined as the portfolio is downsized.

SECONDARY MARKET RESALES

OVERVIEW. Since inception, Genesis has purchased loans and originated loans with the goal of resale to various secondary market and private investors. Genesis attempts to resell the loans as soon as possible with a view toward optimizing gains on resale.  With the elimination of the secondary market, and the participating secondary market buyers, the primary buyers have been accredited private investors.  The Company feels that condition will continue for the foreseeable future, but will continue to monitor the financial markets, and establish relationships with any secondary market buyers that may re-surface in the future.

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

EMPLOYEES

As of January 1, 2011 the Company had one paid employee.

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

Not applicable to Smaller Reporting Companies.

ITEM 1B.

Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

ITEM 2.

Properties

For most of the fiscal year ending December 31, 2011, the Company operated out of 2,700 square feet of leased space which it shared with Genesis Finance Corporation and several other entities, located at 12314 E. Broadway Ave., Spokane Valley, WA 99216.  The annual lease payments totaled $21,000.  On October 20, 2011, the Company changed its principal executive offices to 3773 West 5th Avenue, Suite 301, Post Falls, ID 83854. We entered into a month-to-month tenancy.  We believe that our office facilities are currently adequate for us to conduct present business activities.  Our monthly rent is $750. The leasehold is owned by West 3773 Fifth, LLC, 100% owned by John and Wendy Coghlan. John Coghlan is the chairman of our board of directors, President, CEO, CFO and majority shareholder.

The majority of the properties owned by us were acquired through foreclosure of various loans in our loan portfolio.  A description of our REO with a total net carrying value of $1,095,393 as of December 31, 2011 follows:

Description	Location	Date Acquired	Units/Acres
single family residential build	Marcus, WA	9/17/2008	SFR on 4 acres
undeveloped residential acreage	North Edwards, CA	5/20/2010	385 acres
1 lot in RV park with clubhouse	Cusick, WA	8/13/2008	1 RV lot
8-story commercial masonry building	Philadelphia, PA	6/14/2011	1 commercial building on 1.19 acres

ITEM 3.

Legal Proceedings

Presently, we are not subject to any material legal proceedings.  In the normal course of business, Genesis is the initiator of foreclosure and judgment litigation to protect and retrieve its investments in seller financed real estate and commercial loans.

ITEM 4.

Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Pinksheets.  The following table sets forth the high and low bid prices of our common stock for the quarters ending December 31, 2011 and 2010 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2010	High	Low
March 31	$ .50	$ .35
June 30	$ .50	$.35
September 30	$ .50	$.35
December 31	$1.45	$.34

Fiscal 2011	High	Low
March 31	$1.05	$.30
June 30	$.82	$.60
September 30	$.71	$.45
December 31	$.52	$.47

(a)

Holders

As of December 31, 2011 our company had approximately 157 shareholders of its common stock holding 7,863,358 shares and has approximately 51 shareholders of its Series B preferred stock holding 1,957,500 shares.

(b)

Dividends

There are no restrictions imposed on the Company, which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.  However, upon issuance of the Series "B" Preferred stock, the Company determined that a beneficial conversion feature of $1,102,250 and $194,833 had been realized for the years ended December 31, 2011 and 2010, respectively. This beneficial conversion feature was recognized as a deemed dividend distribution to the preferred shareholders on the date of issuance because the preferred stock is convertible at the option of the holder immediately upon issuance.  As of December 31, 2011, 2,000,000 Series "B" preferred shares had been sold with net proceeds of $2,000,000.

(c)

Recent Sales of Unregistered Securities.

None.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2011.  Information is included for equity compensation plans not approved by our security holders.

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

During fiscal year ending December 31, 2011, no options were issued, exercised or expired.

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

Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate loans ("loans"), and originating commercial real estate hard money loans. We purchase loans at a discount and hold them for sale for a relatively short period to provide seasoning and value appreciation. After the holding period, we sell the loans. We expect to derive operating revenues from resales of loans at a profit, and from interest income derived from loans during the holding period. We originate commercial real estate loans and sell the loan, or participations in those loans, to accredited private investors.  From time to time, we also consider other forms of cash flow instruments when warranted.

PLAN OF OPERATIONS

Over the course of the next twelve months, we will continue to develop our operations along the lines of our growth since inception, but will also concentrate on reducing overhead expense, and resolving delinquencies and repossession situations. We are not capitalized at a level that allows holding of significant amounts of loans and as a result, we will continue to work toward short term turnover. We originally anticipated holding most of our loans and loans between three and six months, and then selling them in the secondary markets.  We are either holding these loans or selling them individually as opportunities arise. We expect that the number and dollar volume of all sales will continue to decline over the next twelve months, and longer, especially if financial market conditions continue to deteriorate. Until conditions improve, we will continue to focus our efforts towards developing relationships with investors who are interested in the individual loans and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed further and profitability will continue to be negatively impacted.

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

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2011 compared to year ended December 31, 2010.

Net loss from operations for the years ended December 31, 2011 and 2010 were $580,646 and $440,760, respectively.  The primary reasons for the losses were fair value adjustments and operating expenses.

During the year ended December 31, 2011 and 2010, the Company recognized $86,246 and $135,812, respectively, of interest, processing fee and other income. The Company wrote off interest receivable of $108,412 resulting in net loss from revenues of $22,166 during the year ended December 31, 2011.

At December 31, 2011 and 2010, loans held for sale total $598,251 and $1,015,832, respectively.  Real estate owned total $1,095,353 and $1,029,362 at December 31, 2011 and 2010, respectively.  These properties were listed for sale.

Of the loans held for sale at December 31, 2011 and 2010, 52% and 48% loans, respectively, with values of $305,919 and $482,517, respectively, were in payment default.

During 2011 and 2010, we repossessed one and three, respectively, properties which represented real property collateral under our purchased loans.

In each instance of payment default, it is Genesis’ policy to stop accruing interest income when delinquency status is reached. Genesis also performs a review of the adequacy of collateral on each default and records a write-down to market value if the collateral value is less than the contract balance due to Genesis on an aggregate basis by contract type. For this purpose, Genesis categorizes loans as residential, commercial, land, and other.

General and Administrative Expenses

General and administrative expenses (“G&A”) for fiscal years ended December 31, 2011 and 2010 were $141,538 and $367,145, respectively. G&A primarily consists of executive compensation, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2011 and 2010 were ($225,607) and $130,990, respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2011	($225,607)	Decrease in management compensation
2010	$130,990	Increase in stock based compensation

Competitive Advantages of Outsourcing 2011-2010

During 2011 and 2010, we outsourced our day-to-day operations to Genesis Finance Corporation, a company owned and controlled by Michael Kirk, an executive officer and director of Genesis Financial, Inc. Management believed this decision to outsource our day-to-day operations management has been very effective, and beneficial to the Company and its shareholders.  In 2006, 2007, and 2008, our operations expenses were $620,185, $576,904, and $500,415, respectively.  In 2009, 2010 and 2011 the operations expenses were $236,155, $367,145, and $141,087, respectively.

Interest Expense

For the years December 31, 2011 and 2010, interest expense amounted to $82,167 and $110,252, respectively.

Interest expense was/is incurred on borrowings under lines of credit with RiverBank, an unaffiliated lender, Coghlan Family Corporation, an affiliated company ("CFC") and  a convertible note payable to John R. Coghlan ,an affiliate.

Loan Portfolio Composition

For the years ended December 31, 2007 through 2011, the loan portfolio of purchased, sold and originated is as follows.

Table No. 3

Loan Types Purchased, Sold and Originated

2007
		Residential		Commercial		Land		Other
Originated	13	$1,655,542	8	$597,789	15	$2,975,050	4	$293,367
Purchased	-	$0	1	$415,029	1	$305,000	-	$0
Sold	2	$924,307	1	$40,000	2	$224,651	-	$0

2008
		Residential		Commercial		Land		Other
Originated	4	$401,150	2	$1,435,995	-	$0	4	$266,198
Purchased	3	$72,638	1	$262,796	2	$232,654	-	$0
Sold	2	$259,800	2	$1,462,796	-	$0	1	$60,000

2009
		Residential		Commercial		Land		Other
Originated	1	$87,046	-	$0	3	$140,868	1	$165,000
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	-	$0	-	$0	1	$70,868	1	$165,000

2010
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	4	$124,127	-	$0
Purchased	-	$0	-	$0	1	$12,000	-	$0
Sold	-	$0	-	$0	-	$0	-	$0

2011
		Residential		Commercial		Land		Other
Originated	1	$49,950	-	$0	-	$0	-	$0
Purchased	-	$0	3	$76,000	1	$25,000	-	$0
Sold	4	$116,170	1	$25,000	1	$16,500	-	$0

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, the Company  a promissory note with Riverbank, with a balance owing of $286,264, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate at December 31, 2011 and, 2010 was 6%. The line had a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment will be $95,164.

On May 16, 2011, the promissory note was converted to a $250,000 line of credit on the same terms and conditions. At December 31, 2011 the balance owing is $187,107. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan., related parties of the Company. (See Note 12)

At December 31, 2011 and 2010, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with balances owing of $1,510,000 and $1,750,845, respectively. CFC is an affiliated company controlled by a John R Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the CEO of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

On September 29, 2010, CFC was assigned two properties secured by commercial real estate, an interest in four properties secured by land, an interest in two properties secured by residential real estate and an interest in a business note in exchange for total reduction of $833,767 in the Company’s line of credit balance with CFC.

We consider the terms of the promissory note and lines of credit to be acceptable. As of December 31, 2011 and 2010, the total combined balances on promissory note and the lines of credit were $1,697,107 and $2,037,109, respectively. Interest expense on the lines of credit will fluctuate in future periods with loan reductions. The decrease for the lines of credit for the years December 31, 2010 and 2009, were ($340,002) and ($951,891), respectively.

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan. The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.  The note is convertible at anytime by Mr. Coghlan into 1 share of the Company’s Series B Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series B Preferred stock. Presently, the Company has insufficient authorized Series B Preferred stock and will be required to amend the Series B Preferred Stock increasing the Series B to 2,290,000 authorized shares under the terms of the loan agreement. The beneficial conversion feature was based upon the difference between the fair value of the preferred stock into which the note is convertible at the date of issue ($378,750) less the face value of the note ($250,000).  The fair value of the preferred stock at the date of issue was calculated based upon the fair value of the shares of common stock (2.5 shares of common stock for each 1 shares of preferred stock or 625,000 shares) into which the preferred stock was convertible at the date of issue.

In connection with the Company’s purchase of FEI’s preferred stock, the Company entered into a note payable agreement with FEI, on November 23, 2010, for $700,000, to be paid in monthly installments of $140,000, through April 2011, plus interest at .035% per annum. The first payment was made in December 2010, and the balance at December 31, 2010 was $560,000. The note is collateralized by FEI preferred stock purchased by the Company.  This note was paid on full on April 18, 2011.

As discussed in detail in Item 13 concerning related party transactions, we entered into a variety of business transactions with John R. Coghlan, Coghlan Family Corporation, Coghlan, LLC, West 3773 Fifth, LLC, Genesis Holdings, Inc. Genesis II Holdings, Inc. and JM Growth Enterprises, LLC.  These related party transactions served two distinct and different cash generating business purposes.  As a part of the Company's operations, it sells loans from time to time to investors.  Generally, Coghlan, LLC, Genesis Holdings, Genesis Holdings II and JM Growth Enterprises act as investors by purchasing loans from the Company.  These contract sale transactions are offered to other investors in arms-length transactions.  Generally, all transactions between the Company and John Coghlan individually represent transactions designed to generate liquidity for the Company's business operations including note payments to Riverbank.  In the case of these Coghlan transactions, Michael Kirk is solely responsible for setting the transaction values.

The Company’s principal sources of cash are from equity financing, related party loans, unaffiliated party loans, funding agreements and common and preferred stock private placements. The Company anticipates that our primary sources of cash will need to be supplemented in order to meet the demands upon its current operations, the need for additional funds to finance ongoing acquisitions of seller financed real estate loans, the originations of commercial real estate hard money loans, the expense of litigating the delinquent loans and the maintenance and resale costs of repossessed properties.

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

As of December 31, 2011, 2,000,000 shares had been sold with net proceeds of $2,000,000.

On May 2010, Genesis Financial, Inc. completed a private placement of 1,050,000 shares of common stock at $.10 per share to accredited investors for a total price of $105,000.

Fiscal Year ended December 31, 2011 compared to year ended December 31, 2010.

At December 31, 2011 and 2010, we had cash available of $22,117 and $117,455, respectively on the Riverbank line of credit.

The following table presents changes in cash flow data for the periods indicated.

CASH FLOW DATA:	2011	2010

Net cash used in operating activities	($36,904)	($144,327)
Net cash used in investing activities	($307,932)	($750,000)
Net cash provided by (used in) financing activities	$249,498	$947,376

The primary reasons for the changes in cash used in operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2011	($107,423)	Writeoff of interest receivable offset by increase in fair value adjustment.
2010	($538,234)	Decrease in fair value adjustment.

The primary reasons for the changes in cash used in investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2011	($442,068)	Investments made in two private companies of $300,000 in 2011 compared to $750,000 in 2010.
2010	$814,112	Investments made in two private companies of $750,000 in 2010. No such investment made in 2009

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2011	($697,878)	Sale of stock in private placements , net of pay down on debt
2010	$1,158,376	Sale of stock in private placements and proceeds from convertible note, net of pay down on debt

Our capital resources have occasionally been strained, but were adequate to fund our operations at a reasonable level during the fiscal years covered by this Annual Report. We have paid close attention to our loans and maintained our funding requirements within our available resources. We were able to control our funding rate by adjusting our pricing, tightening our underwriting, and/or discontinuing certain product lines. The strains on our capital have been largely caused by increased litigation expenses, as well as increased repossession maintenance, holding and resale costs, coupled with lower resale values. We received interest and principal reductions (typically monthly) on loans pending sale, and the interest rate spread between the cost of our lines of credit, or the participation sales to private investors, and our weighted average contract yield provided operating capital which sustained our operations during the reported periods.  The origination fees generated from the commercial loans contributed additional operating capital. We would require an increase in our capital base, and an improvement in the real estate markets, in order to grow the company, and improve profitability.  Until such time as that happens, we expect to see our asset base continue to decline in both size and value, and capital resources to remain strained.

ITEM 7A.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable to small reporting companies.

ITEM 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genesis Financial, Inc.

We have audited the accompanying balance sheets of Genesis Financial, Inc. (“the Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Financial, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 20, 2012

GENESIS FINANCIAL, INC. Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,117	$117,455
Interest and other receivables	185,678	344,188
Related party receivable	9,654	47,240
Loans held for sale	598,251	1,015,832
Real estate owned	1,095,393	1,029,362
Total current assets	1,911,093	2,554,077

NON-CURRENT ASSETS:
Long-term investments, at cost	1,750,000	1,450,000
Office equipment, net of accumulated depreciation of $451	7,481	-
Total non-current assets	1,757,481	1,450,000

Total assets	$3,668,574	$4,004,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,510,000	$1,750,845
Line of credit, bank	187,107	286,264
Note payable, Flyback Energy, Inc.	-	560,000
Other current liabilities	27,120	94,968
Total current liabilities	1,724,227	2,692,077

LONG-TERM LIABILITIES
Convertible note payable to officer, net of discount of $62,610 and $126,104, respectively	187,389	123,896

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,000,000 authorized 1,957,500 and 850,500 issued and outstanding, respectively	1,957,500	850,500
Common stock, $.001 par value, 100,000,000 authorized, 7,863,358 and 7,757,108 issued and outstanding, respectively	7,863	7,758
Additional paid-in capital	4,412,451	4,370,056
Accumulated deficit	(4,620,856)	(4,040,210)
Total stockholders’ equity	1,756,958	1,188,104

Total liabilities and stockholders' equity	$3,668,574	$4,004,077

See accompanying notes to financial statement. See accompanying notes to financial statement.

GENESIS FINANCIAL, INC. Statements of Operations

	Year Ended December 31
	2011	2010
REVENUE:
Interest, processing fee and other income	$86,246	$135,812
Writeoff of interest receivable	(108,412)	-
Net revenues	(22,166)	135,812

EXPENSES:
Fair value adjustment	334,776	99,175
Management fee - affiliate	18,000	72,000
Interest expense, related party	69,301	78,895
Interest expense, other	12,866	31,357
Office occupancy	10,952	6,270
Other operating expenses	112,585	288,875
Total operating expenses	558,480	576,572

NET LOSS	$(580,646)	$(440,760)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	7,783,529	7,396,193

See accompanying notes to financial statement.

GENESIS FINANCIAL, INC. Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2010 and 2011
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total

BALANCES, DECEMBER 31, 2009	6,707,108	$6,708	-	-	$3,969,401	$(3,599,450)	$376,659
Sale of common stock	1,050,000	1,050	-	-	103,950	-	105,000
Sale of preferred stock	-	-	850,500	$850,500	-	-	850,500
Stock based compensation	-	-	-	-	167,955	-	167,955
Beneficial conversion feature on convertible note payable to officer	-	-	-	-	128,750	-	128,750
Net loss	-	-	-	-	-	(440,760)	(440,760)
BALANCES, DECEMBER 31, 2010	7,757,108	$7,758	850,500	$850,500	$4,370,056	$(4,040,210)	$1,188,104

Sale of preferred stock	-	-	1,149,500	1,149,500	-	-	1,149,500
Conversion of preferred stock	106,250	105	(42,500)	(42,500)	42,395	-	-
Net loss	-	-	-	-	-	(580,646)	(580,646)
BALANCES, DECEMBER 31, 2011	7,863,358	$7,863	1,957,500	$1,957,500	$4,412,451	$(4,620,856)	$1,756,958

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC. Statements of Cash Flows
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(580,646)	$(440,760)
Noncash items included in net income (loss):
Fair value adjustment	334,776	99,175
Writeoff of interest receivable	108,412	-
Depreciation	451	-
Stock based compensation	-	167,955
Amortization of discount on convertible note payable	63,494	2,646
Changes in assets and liabilities:
Interest and other receivables	50,098	(102,874)
Related party receivable	37,586	(34,396)
Loans held for sale	(33,238)	268,700
Real estate owned	50,011	63,407
Accrued interest, affiliated company	-	(79,176)
Other current liabilities	(67,848)	(89,004)
Net cash used in operating activities	(36,904)	(144,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(7,932)	-
Investment Flyback Energy, Inc.	(50,000)	(500,000)
Investment AWG International, Inc.	(250,000)	(250,000)
Net cash used by investing activities	(307,932)	(750,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock in private placement	-	105,000
Sales of preferred stock in private placement	1,149,500	850,500
Payments on note payable - Flyback Energy, Inc.	(560,000)	(140,000)
Borrowings (repayment) line of credit with affiliate, net	(240,845)	194,612
Borrowings convertible note to officer	-	250,000
Borrowings (repayment) from line of credit from bank, net	(99,157)	(312,736)
Net cash provided by financing activities	249,498	947,376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95,338)	53,049
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	117,455	64,406
CASH AND CASH EQUIVALENTS, END OF YEAR,	$22,117	$117,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Interest paid in cash	$82,167	$31,354
NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans held for sale transferred to real estate owned	$282,500	$777,029
Real estate owned transferred to affiliate for payment of line of credit	$-	$768,063
Loans held for sale transferred to affiliate for payment of line of credit	$-	$65,704
Investment Flyback Energy, Inc. financed with note payable	$-	$700,000
Conversion of Preferred Stock to Common Stock	$42,500	$-

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Genesis Financial, Inc. (“the Company” or “Genesis”) was incorporated in Washington State on January 24, 2002.  The Company is primarily engaged in the business of purchasing and selling real estate receivable loans and periodically providing bridge capital funding.  Loans consist of real estate loans and mortgage notes collateralized by primarily first position liens on residential and commercial real estate.  The loans collateralized by real estate are typically non-conventional either because they are originated as a result of seller financing, or the underlying property is non-conventional.

The Company invests in loans using investor funds, equity funds and funds generated from external borrowings including a line of credit facility from an affiliated stockholder.

Summary of Significant Accounting Policies:

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates used herein include those relating to management’s estimate of the fair value of loans held for sale and real estate and the fair value of investments.  It is reasonably possible that actual results could differ from those and other estimates used in preparing these financial statements and such differences could be material.

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

Fair value measurements - The following information for each class of assets and liabilities that are measured at fair value is disclosed:

1.

the fair value measurement;

2.

the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

3.

for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

a.

total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings  are reported in the statement of operations;

b.

the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

c.

purchases, sales, issuances, and settlements (net); and

d.

transfers into and/or out of Level 3.

4.

The amount of the total gains or losses for the period in (3)(a) included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

5.

In annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

Genesis Financial, Inc.

Notes to Financial Statements

Investment available for sale - The cost of marketable equity securities sold is determined by the specific identification method.  Net unrealized holding gains and losses based upon the fair value of the securities, determined using Level 1 inputs, are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in a write-down of the individual security to its fair market value; write-downs are reflected in earnings as a realized loss on available-for-sale securities. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Long term investments – Investments not readily marketable are recorded at cost when purchased. The investments in equity securities of privately held companies in which the Company holds less than 20% voting interest and on which the Company does not have the ability to exercise significant influence are accounted for using the cost method. Under the cost method, these investments are carried at the lower of cost or fair value, determined using Level 3 inputs. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the company and (iv) the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans held for sale – Loans held for sale are initially recorded at the lower of cost or fair value.  Loans held for sale are measured at fair value on a recurring basis.  Fair value for these loans is determined by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower, then projecting the amount and timing of cash flows, including collateral liquidation if repayment weaknesses exist.  The Company considers any valuation inputs related to loans held for sale to be Level 3 inputs.  Interest on loans held for sale is included in interest income during the period held for sale.  Typically, the Company attempts to sell loans three to twelve months after acquisition. It is the policy of the Company not to hold any loans for investment purposes.

Real estate owned – Real estate owned (“REO”) (acquired through a loan default) is recorded at fair value on a non-recurring basis.  Upon transfer of a loan held for sale to REO, properties are recorded at amounts which are equal to the fair value of the properties based on the following inputs: (1) appraisal provided by a certified appraiser, (2) BPO (Broker’s Pricing Opinion) provided by a qualified real estate broker, (3) site inspection by qualified management of the Company, or (4) a combination of all of the above.  Periodically, non-recurring fair value adjustments to REO are recorded to reflect additional write-downs based on the same inputs.  The Company considers any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Loan sales – Loans are considered sold when the Company surrenders control over the loan to the purchaser, with standard representations and warranties, and when the risks and rewards inherent in owning the loans have been transferred to the buyer.

Customer advances – From time-to-time, customers deposit funds with the Company for general purposes pending real estate purchase or loan closing.  The Company records these customer advances as a liability when received and the amounts are offset against the real estate or loan delivered to the customer when the purchase is closed.  The closings generally occur within a relatively short time after receipt of the advance from the customer.

Income tax – Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive. The dilutive effect of convertible debt and outstanding securities, which are anti-dilutive, in periods of future income, would be as follows as of December 31, 2011 and 2010:

Genesis Financial, Inc.

Notes to Financial Statements

	2011	2010
Stock options	1,000,000	1,000,000
Convertible preferred stock	4,893,750	2,126,250
Convertible debt	625,000	625,000
Total possible dilution	6,518,750	3,751,250

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

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

New Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  The update amended Subtopic 220 so that a Securities and Exchange Commission filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date.  Adoption of this update is not anticipated to have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04, which amends Subtopic 820 to clarify the application of existing common fair value measurement and disclosure requirements.  ASU 2011-04 provides clarification for the following:

1.

the application of the highest and best use of valuation premise concepts;

2.

measuring the fair value of an instrument classified in shareholders' equity; and

3.

disclosures about fair value measurements.

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

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

The new disclosures and clarifications of existing disclosures discussed above are effective for interim and annual periods beginning after December 15, 2011, except for the disclosures about fair value measurements.  Those disclosures are effective for fiscal years beginning after December 31, 2010.  Adoption of this guidance has not, and is not expected to have, a material impact on the Company’s financial statements.

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics.  The update became generally effective for the first reporting period (including interim periods) beginning after issuance.  These conditions did not have a material impact on the Company’s financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 2 - LOANS HELD FOR SALE:

The Company's carrying value of loans held for sale consisted of the following:

	December 31,
	2011	2010
Residential	$116,931	$214,331
Land	93,715	87,532
Commercial	331,302	681,286
Other	56,303	32,683
Total	$598,251	$1,015,832

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Beginning Balance	$1,015,832	$2,154,238
New loans	120,000	62,080
Principal payments	(75,336)	(66,354)
Sales of loans	(11,426)	(264,426)
Fair value adjustment	(168,319)	(27,603)
Transferred to affiliate	-	(65,074)
Transferred to REO	(282,500)	(777,029)
Ending Balance	$598,251	$1,015,832

NOTE 3 - REAL ESTATE OWNED:

The Company’s real estate owned consisted of the following:

	December 31,
	2011	2010
Residential properties	$81,956	$257,274
Land properties	763,437	772,088
Commercial properties	250,000	-
Total	$1,095,393	$1,029,362

The following table presents the change in balance sheet carrying values associated with REO:

	Year Ended December 31,
	2011	2010

Beginning Balance	$1,029,362	$1,155,375
Proceeds from sales of REO	(40,790)	(74,644)
Fair value adjustment	(166,457)	(71,572)
Net change in holding costs	(9,222)	11,237
Transferred to affiliate	-	(768,063)
Transferred from Loans Held for Sale	282,500	777,029
Ending Balance	$1,095,393	$1,029,362

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 4 - INVESTMENTS:

Investments available for sale:

The Company has no investments available for sale at December 31, 2011 and 2010.

Long term investments:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis.  At November 23, 2010, the purchase represented a ten percent equity interest in Flyback Energy, Inc. assuming the warrants were exercised and Series "B" Preferred Shares converted into 2,666,666 of common stock.  At December 31, 2011, the purchases represented an eight percent equity interest in Flyback Energy Inc.

The Company paid $500,000 down with the balance of $700,000 payable on a promissory note at $140,000 monthly commencing December 23, 2010.  The $700,000 note was paid in full during the second quarter of 2011. On April 25, 2011, the Company purchased $50,000 of Series “C” Preferred Stock that is convertible at $.60 per share or 83,333 shares of common stock and bears a 5% dividend rate.

The Flyback Series "B" Preferred shares are convertible into Flyback common shares at on a one for one (1:) basis and the conversion pricing is subject to adjustments for certain diluting issues of common stock, subdivisions or combinations of common stock, reclassifications, exchanges and, or substitutions of stock.

Flyback Energy, Inc. is a privately-held company that has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

AWG International, Inc.:

On December 6, 2010, the Company entered into an agreement with AWG International, Inc. to purchase 54,953 shares of the AWG International, Inc. common stock for $250,000. As part of the transaction Genesis Financial, Inc. was also issued common stock purchase warrants to acquire an additional 54,953 common shares for $250,000.  The Company exercised the warrants for 54,953 shares for $250,000, in 2011.  After the purchase represents a, the Company owned ten percent equity interest in AWG International, Inc. at December 31, 2011.

AWG International, Inc. is a privately-held company that designs and builds proprietary systems Air-to-Water machines for residential and commercial applications.

NOTE 5 - LINES OF CREDIT:

Bank line of credit:  At December 31, 2010, the Company had a promissory note with Riverbank, with a balance owing of $286,264, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate at December 31, 2011 and, 2010 was 6%. The line had a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due quarterly in the amount of $100,000, for the first four payments, and the last payment will be $95,164.

On May 16, 2011, the promissory note was converted to a $250,000 line of credit on the same terms and conditions. At December 31, 2011 the balance owing is $187,107. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

Genesis Financial, Inc.

Notes to Financial Statements

Line of credit - affiliated company: the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with balances owing of $1,510,000 and $1,750,845 at December 31, 2011 and 2010, respectively. CFC is an affiliated company controlled by a John R Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the CEO of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

On September 29, 2010, CFC was assigned two properties secured by commercial real estate, an interest in four properties secured by land, an interest in two properties secured by residential real estate and an interest in a business note in exchange for total reduction of $833,767 in the Company’s line of credit balance with CFC.

NOTE 6 - NOTES PAYABLE

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 12). The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.  The note is convertible at anytime by Mr. Coghlan into one share of the Company’s Series B Preferred stock for every $1.00 outstanding of the note payable and related accrued interest.  In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series B Preferred stock.  The beneficial conversion feature was based upon the difference between the fair value of the preferred stock into which the note is convertible at the date of issue ($378,750) less the face value of the note ($250,000).  The fair value of the preferred stock at the date of issue was calculated based upon the fair value of the shares of common stock (2.5 shares of common stock for each 1 shares of preferred stock or 625,000 shares) into which the preferred stock was convertible at the date of issue.

At December 31, 2010, in connection with the Company’s purchase of Flyback Energy, Inc.’s (FEI’s) preferred stock (see Note 4), the Company entered into a note payable agreement with FEI on November 23, 2010 for $700,000 to be paid in monthly installments of $140,000 through April 2011 plus interest at .035% per annum.  The first payment was made in December 2010.  The note is collateralized by FEI preferred stock purchased by the Company.  This note was paid in full during April 2011.

NOTE 7 - SERIES B PREFERRED STOCK

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

During the year ended December 31, 2010, 850,500 shares had been sold with net proceeds of $850,500. During the year ended December 31, 2011, an additional 1,149,500 shares were sold for net proceeds of $1,149,500.

Upon issuance of the preferred stock, the Company determined that a beneficial conversion feature of $1,102,250 and $194,833 for the 2011 issuances and the 2010 issuances, respectively, was realized.  This beneficial conversion feature was recognized as a deemed dividend distribution to the preferred shareholders on the date of issuance because the preferred stock is convertible at the option of the holder immediately upon issuance.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 8 - STOCK OPTIONS

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

During the year ended December 31, 2010, the Company authorized the issuance of 250,000 common stock options each to John Coghlan, Co-president and Director of the Company, Greg M. Wilson, attorney for the Company, and James Bjorklund and Wes Sodorff, advisors to the Company. The stock options, representing 1,000,000 common shares, have an exercise price of $.20 per share.  No options were issued during 2011 and 261,000 options were available for future grants.

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

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011 was $850,000 based on our closing stock price of $1.05 per common share at December 31, 2011.  All options outstanding were fully vested and exercisable at December 31, 2011.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2009	-	-
Granted	1,000,000	$0.20
Exercised	-	-
Expired	-	-
Outstanding and exercisable, December 31, 2010 and 2011	1,000,000	$0.20

Compensation expense relating to stock options granted during the year ended December 31, 2010 was $167,955 which is classified as ‘other operating expense’.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 9 – INCOME TAX:

Components of the Company’s deferred income tax assets are as follows:

	December 31,
	2011	2010
Net operating loss carryforward	$975,000	$373,000
Loans and real estate owned
Fair value adjustment	492,000	518,000
Stock-based compensation	65,000	57,000
Other	-	4,000
Deferred tax asset	1,532,000	952,000
Less valuation allowance	(1,532,000)	(952,000)
Net deferred tax asset	$0	$0

The deferred tax assets were calculated assuming a 39% and 34% tax rate at December 31, 2011 and December 31, 2010, respectively.  The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss) primarily due to net operating loss carryovers and provisions for losses.

At December 31, 2011, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $2,500,000.  Because management does not believe it is more likely than not that the carry forward will be utilized, the related deferred tax asset has been fully reserved.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and have recognized that certain tax positions taken in the 2008 through 2010 years could result in minor adjustments to the fair value adjustments for tax purposes.  However, these adjustments would not result in a tax provision as they would result in revisions to the net operating loss carryforward amount.

We have determined that we are subject to examination of our income tax filings in the United States for the 2008 through 2011 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

At December 31, 2011 and 2010, the carrying amounts of cash and cash equivalents, lines of credits and notes payable approximate their fair value because of the short maturity or holding period of these instruments.

At December 31, 2011 and 2010 cash and cash equivalents and loans held for sale (see Note 2) are the only asset accounted for at fair value on a recurring basis and are measured utilizing the fair value calculation input hierarchy Level 1 and Level 3, respectively.  Real estate owned is accounted for at fair value on a nonrecurring basis utilizing the fair value calculation input hierarchy Level 3 (see Note 3).  The Company has no liabilities that are accounted for at fair value on a recurring basis.

NOTE 11 – FUNDS HELD IN ESCROW:

In the normal course of business Genesis purchases real estate loans for its own account and brokers transactions for others. To facilitate the closing of brokered transactions, Genesis often receives funds pending disbursement to a closing agent. Genesis has no interest in these funds and deposits them into a separate bank account designated the Genesis Financial, Inc. Trust Account.  In certain instances Genesis also collects prepaid loan advances, which are accounted for in the Trust Account.  These amounts are not included in the financial statements.

	2011	2010
Funds held in escrow	$3,884	$32,163

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 12 — RELATED-PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation, Coghlan, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). Genesis Holdings, Inc. is a Washington Corporation, which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc. JM Growth Enterprises, LLC is a company owned and controlled by Michael Kirk and John R. Coghlan.

Genesis Financial, Inc. had the following related party transactions the years ended December 31, 2011 and 2010.

Mike Kirk and Genesis Finance Corporation

On January 1, 2009, the Company entered into a Management and Servicing Agreement with Genesis Finance Corporation, a Washington Corporation. Mike Kirk, Genesis Financial, Inc.’s president is the president Genesis Finance Corporation. The Company agrees to pay Genesis Finance Corporation a monthly fee of $6,000 per the Management and Servicing Agreement. As of January 1, 2011, the Company had down-sized enough to manage a sizable portion of its own affairs, and renegotiated its outsourcing agreement with Genesis Finance Corporation, lowering the monthly fee to $1,500. As of January 1, 2012 the monthly fee was removed and the outsourcing services were offset by general offices expenses paid by the Company on behalf of Genesis finance Corporation.

John R. Coghlan

There was no activity for the year ended December 31, 2011.

•

On February 2, 2010, John R. Coghlan purchased a $157,790 interest in a commercial loan from the Company.

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

•

On December 15, 2010, John R. Coghlan entered into a convertible note payable with the Company for $250,000. (See Note 5).

•

On December 15, 2010, John R. Coghlan purchased $500,000 of the Series “B” Preferred Stock being offered by the Company.  (See Note 6).

Coghlan Family Corporation “CFC”

•

On March 9 2011, CFC purchased 200,000 shares of Series B Preferred Stock being offered by the company.

•

On April 12, 2011, CFC purchased an additional 19,000 shares of Series B Preferred being offered by the company.

•

On January 1, 2008, the Company entered into a Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  (See Note 5)

•

On June 30, 2010, CFC purchased a commercial loan for $31,995, a land loan for $70,868 and a business note for $7,137 totaling $110,000.

•

On September 29, 2010, CFC purchased a $54,820 interest in two properties secured by commercial real estate, a $619,103 interest in four properties secured by land, a $157,612 interest in two properties secured by residential real estate and a $2,249 interest in a business note in exchange for total reduction of $833,767 in the Company’s line of credit balance with CFC.

Coghlan, LLC

There was no activity for the years ended December 31, 2011 and 2010.

Genesis Financial, Inc.

Notes to Financial Statements

Genesis Holdings, Inc.

•

During the year ended December 31, 2011.Genesis Holdings, Inc. recorded $24,880 in management fees and $12,455 in servicing fees for 2011 and still owes the Company $9,654 at December 31, 2011

•

During the year ended December 31, 2010, Genesis Holdings, Inc. recorded $31,560 in management fees and $15,799 in servicing fees for 2010 and still owes the Company $47,240 at December 31, 2010.

Genesis Holdings II, Inc.

There was no activity for the years ended December 31, 2011 and 2010.

JM Growth Enterprises, LLC

There was no activity for the years ended December 31, 2011 and 2010.

West 3773 Fifth, LLC.

•

On October 20, 2011, the Company entered into a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan.  The monthly rent is $750.  John Coghlan is the chairman of our board of directors, President, CEO, CFO and majority shareholder.

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2011 and 2010, or any interim periods.  We have not had any other changes in, nor have we had a disagreement, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

ITEM 9A.

Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10.

Directors, Executive Officers and Corporate Governance

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2011, the Directors and Executive officers were as follows:

Name	Age	Position

John R. Coghlan	69	President, CEO CFO, Chairman of the Board
Virginia Walters	38	Treasurer, Director
Michael A. Kirk	60	Secretary, Director

As of December 31, 2011, Genesis operated with three Executive Officers and a three member Board of Directors. The Company anticipates adding additional board members during the next twelve months. The following are brief biographical descriptions of the current Executive Officers and Directors of Genesis.

JOHN R. COGHLAN, President, Chief Financial Officer, Director and Chairman of the Board, age 69, became a Director on January 2, 2006. Mr. Coghlan is a retired C.P.A. Mr. Coghlan became responsible for the overall management of operations January 1, 2010. Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, the Coghlan Family Corporation, a privately held family business that manages family investment accounts, has employed Mr. Coghlan.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grandchildren.

Labor Ready, Inc. is an international provider of temporary labor with 769 locations as of March 28, 2003 and annual revenues of $862.7 million for the year ended December 31, 2002.  At the time Mr. Coghlan retired from Labor Ready in 1996, it operated 200 locations and generated $163 million in annual revenues.

MICHAEL A. KIRK, Secretary and Director, age 60, will act in an advisory capacity to the Board of Directors.  He will oversee and be directly involved with buying, underwriting, and any real estate related transactions.  Mr. Kirk is a founder of Genesis and has served as an officer and Director since inception in January, 2002.  Mr. Kirk will devote part time to the business.

Mr. Kirk is the President of Genesis Finance Corporation, a closely held corporation, which provides loan servicing function for Genesis Financial, Inc. From January 1, 2009 through December 31, 2011, the Company out-sourced all its operations and servicing functions to reduce expenses, and further tightened underwriting parameters, while management focused on selling repossessed collateral properties and reducing company debt.  Commencing January 1, 2011, Genesis Finance Corporation reduced its fee to $1,500 per month, payable in cash and/or reimbursed Genesis Finance corporation office expenses to continue to manage the Genesis Financial loan portfolio.

Prior to founding Genesis, Mr. Kirk was the Senior Vice President of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"). In that capacity, Mr. Kirk managed a staff of 155 and was responsible for all corporate production units, including real estate loan acquisition, commercial real estate lending, wholesale residential lending, retail residential lending, correspondent lending, secondary markets, alternative cash flow acquisitions, and equipment leasing. In Metropolitan's fiscal year ending in 2000, his operations produced $634 million in transaction volume, involved $900+ million in total assets and contributed $97 million in revenues. Mr. Kirk joined Metropolitan in 1982 as a contract buyer and a member of the underwriting committee. He was a contract buyer and senior underwriter for 12 years. During his tenure with Metropolitan, Mr. Kirk was a member of a team that moved the company from a retail focus to the wholesale market, and increased production ranging between 20% and 55% annually 5 years in a row. He was instrumental in turning Metropolitan into a diverse, full-service financial institution and personally designed and implemented many of the products available at Metropolitan. He also coordinated Metropolitan's securitization business.

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

VIRGINIA WALTERS, Treasurer and Director, Age 38. For the past five years, Ms. Walters has been an employee of Genesis Financial. She has acted in a variety of roles, including, accounting manager and custodian of the corporate records. Her role has included assisting company president and board of directors in the preparation of internal reports relating to the company’s real estate loans investment business. Ms. Walter’s skills and attributes demonstrated in these positions over the past five years qualify her for promotion to the office of Treasurer and as a member of the board of directors.

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

CODE OF ETHICAL CONDUCT

Our board of directors adopted our Code of Ethical Conduct which applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

ITEM 11.

Executive Compensation

Compensation Discussion and Analysis

In 2010 we compensated one officer with a grant of stock options.  Compensation expenses for 2011 and 2010 were $41,988 and $45,000, respectively.

The following table set forth the compensation information on executive officers Michael A. Kirk, John Coghlan and Virginia Walters for the fiscal years ending December 31, 2011 and 2010.

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Comp ($)	All Other Compensation ($)	Totals
Michael Kirk	2010	$ -0-	-0-	-0-	-0-	-0-	-0-	$ -0-
	2011	$ -0-	-0-	-0-	-0-	-0-	-0-	$ -0-
John Coghlan	2010	$ -0-	-0-	-0-	$41,988	-0-	-0-	$41,988
	2011	$ -0-	-0-	-0-	-0-	-0-	-0-	$ -0-
Virginia Walters	2010	$ -0-	-0-	-0-	-0-	-0-	-0-	$ -0-
	2011	$45,000	-0-	-0-	-0-	-0-	-0-	$45,000

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

The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT December 31, 2011

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
John Coghlan Chairman, CEO, Co- President	250,000	-0-	$0.20/share	12/31/14

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

Except as set forth above, there were no outstanding equity awards to any Executive Officer at the end of the fiscal year ended December 31, 2010 and 2011.

Director Compensation

There was no compensation to any Director during the fiscal year ended December 31, 2011.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.  The members of the Board of Directors performing these functions as of December 31, 2011, are Michael A. Kirk, John R. Coghlan and Virginia Walters.

Compensation Committee

The board of directors, in its Compensation Committee role, has discontinued all compensation for the Officers and Directors for the foreseeable future, with the exception of its Treasurer, Virginia Walters.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 7,863,358 and 7,757,108 shares of common stock outstanding as of December 31, 2011 and 2010, respectively. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2011.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	December 31,
	2011		2010
Common Stock	Number	%	Number	%
Michael Kirk	365,000	4.64	590,000	5.97	(1)
John R. Coghlan	6,066,187	58.98	5,750,920	58.20	(1)(2)(3)
Virginia Walters	30,000.38				(4)
Directors and executive officers as a group (3)	6,461,187	64.00	6,340,920	64.17

	December 31,
	2011		2010
Preferred Stock	Number	%	Number	%
Michael Kirk	-	-	-	-
John R. Coghlan	719,000	36.73	500,000	59.52	(5)
Directors and executive officers as a group(2)	719,000	36.73	500,000	59.52

(1) 250,000 shares have been pledged in favor of Coghlan Family Corporation

(2)  Represents 2,486,947 owned by Coghlan Family Corporation, 460,040 owned by Coghlan, LLC, 13,000 owned by West 3773 Fifth LLC, 683,700 owned by John R. Coghlan and 1,797,500 shares of common stock equivalents based on Mr. Coghlan's ownership of 719,000 shares of Series "B" Preferred stock which is convertible into 1,797,500 common shares and a $250,000 convertible note convertible into 625,000 common stock equivalents.  Mr. Coghlan has voting control over Coghlan Family Corporation, Coghlan LLC, and West 3773 Fifth LLC

(3)  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2011. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(4)  Virginia Walters was installed as Treasurer and as a member of the board of directors on October 20, 2011.

(5)  The Series "B" Preferred stock is convertible into  common shares at the option of the preferred shareholder at the conversion rate of 2.5 shares of common for each share of preferred.

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

Coghlan Family Corporation, Coghlan, LLC, and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is 100% owned by John and Wendy Coghlan (husband and wife). Genesis Holdings, Inc. is a Washington Corporation, which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc. JM Growth Enterprises, LLC is a company owned and controlled by Michael Kirk and John R. Coghlan.

Genesis Financial, Inc. had the following related party transactions the years ended December 31, 2011 and 2010.

Years Ended December 31, 2011 and 2010:

Michael A. Kirk and Genesis Finance Corporation

On December 27, 2008, the Company entered into a Corporate Restructuring Agreement which has been characterized as a Management and Servicing Agreement with Genesis Finance Corporation, a Washington Corporation ("GFC").  See Exhibit 10.13. Genesis Financial, Inc. (GFI) outsourced its day-to-day management and servicing operations to GFC, an affiliated company, effective January 1, 2009. GFC is owned and controlled by Michael Kirk, GFI’s Secretary and member of its board of directors.  The Company agreed to pay GFC a monthly fee of $6,000.  For this fee, GFC would manage and service the Genesis Financial assets and be responsible for accounting and office expenses.

As of January 1, 2011, the Company had down-sized enough to manage a sizable portion of its own affairs, and renegotiated its agreement with Genesis Finance Corporation, lowering the monthly fee to $1,500.

As of January 1, 2012, the monthly fee was removed and the outsourcing services were offset by general offices expenses paid by the Company on behalf of Genesis Finance Corporation.

John R. Coghlan

There was no activity for the year ended December 31, 2011.

On February 2, 2010, John R. Coghlan purchased a $157,790 interest in a commercial loan from the Company.

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

On December 15, 2010, John R. Coghlan loaned the Company $250,000 to finance the investment in AWG International, Inc. (See Note 5).

On December 15, 2010, John R. Coghlan purchased 500,000 Series "B" Preferred shares from the Company for $500,000.

Coghlan Family Corporation “CFC”

On March 9, 2011, CFC purchased 200,000 shares of Series “B” Preferred Stock being offered by the company for $200,000.

On April 12, 2011, CFC purchased an additional 19,000 shares of Series “B” Preferred being offered by the company for $19,000.

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

Coghlan, LLC

There was no purchase activity for the years ended December 31, 2011 and 2010.

Genesis Holdings, Inc.

On December 31, 2011, Genesis Holdings, Inc. booked $24,880 in management fees and $12,455 in servicing fees for 2011 and still owes $9,654.

On December 31, 2010, Genesis Holdings, Inc. booked $31,560 in management fees and $15,799 in servicing fees for 2010 and still owes $47,240.

Genesis Holdings II, Inc.

There was no activity for the years ended December 31, 2011 and 2010.

JM Growth Enterprises, LLC

There was no activity for the year ended December 31, 2011 and 2010.

West 3773 Fifth, LLC

On October 20, 2011, the Company entered into a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $750

Director Independence

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on NASDAQ.

ITEM 14.

Principal Accounting Fees and Services.

DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2011 and 2010.

The following table presents fees for professional audit services rendered by DeCoria, Maichel &Teague, P.S. for the audit or review of Genesis’ financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2010	2011
Audit Fees	$ 24,000	$ 29,000
Audit Related
Tax Fees
All other Fees	420	2,450
Total Fees	$ 24,420	$ 31,450

(1)Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.  Above fees are estimates and may vary.

The Board of Directors acts as the Audit Committee.

To our knowledge, the Company's principal accountant during the fiscal years ending December 31, 2011 and December 31, 2010 did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

(a) List Financial Statements filed as a part of this Annual Report

Description

Page No.

Report of Independent Registered Public Accounting Firm

17

Balance Sheets

18

Statements of Operations

19

Statement of Changes in Stockholders’ Equity

20

Statements of Cash Flows

21

Notes to Financial Statements

22

List all Exhibits Required by Item 601

Exhibit Number	Description	Location of Exhibit
3.1	Articles of Incorporation	SB-2 filed February 20, 2003
3.2	Amended and Restated Articles of Incorporation	SB-2 filed February 20, 2003
3.3	Articles of Amendment Creating Series A Cumulative Preferred Stock	SB-2 Amendment No. 3 filed July 3, 2003
3.4	Articles of Amendment Creating Series B Preferred Stock	8-K filed December 8, 2010
3.5	Bylaws	SB-2 filed February 20, 2003
10.1	Management and Loan Servicing Agreement with Genesis Holdings, Inc. dated April 6, 2004	10-K filed April 23, 2010
10.2	Management and Loan Servicing Agreement with Genesis Holdings II, Inc. dated July 15, 2008	10-K filed August 11, 2010
10.3	Promissory Note with American West Bank dated October 14, 2004	10-K filed April 23, 2010
10.4	Warehousing Line of Credit Promissory Note Agreement with Coghlan Family Corporation dated April 18, 2006	10-K filed April 23, 2010
10.5	Promissory Note with Riverbank dated June 29, 2009	10-K filed August 11, 2010
10.6	Form of Flyback Energy, Inc. Series B Preferred Stock Purchase Agreement including Stock Warrant	Filed herewith
10.7	Form of Flyback Energy, Inc. Amended and Restated Investor Rights Agreement	Filed herewith
10.8	Form of Promissory Note relating to Flyback Energy, Inc.	Filed herewith
10.9	Form of Purchase Agreement with AWG International, Inc.	Filed herewith
10.10	Form of Common Stock Purchase Warrant AWG International, Inc.	Filed herewith
10.11	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2010	10-K filed August 11, 2010
10.12	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2008	10-K filed August 11, 2010
10.13	Management and Servicing Agreement titled Corporate Restructuring Agreement with Genesis Financial Corporation dated December 27, 2008, effective January 1, 2009	10-K filed August 11, 2010
10.14	Form of $250,000 Convertible Note Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	Filed herewith
10.15	Form of $250,000 Convertible Note Subscription Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	Filed herewith
10.16	Form of Security Agreement related to $250,000 Convertible Promissory Note Agreement with John R. Coghlan dated December 15, 2010	Filed herewith
10.17	September 29, 2010 documentation regarding the assignment of certain properties and the business note to Coghlan Family Corporation	Filed herewith
14	Code of Ethical Conduct	10-K filed April 23, 2010
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101

The following materials from Genesis Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements tagged as blocks of text.

Filed herewith

*    In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**   In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 11, 2012

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive and Chief Financial Officer

(Principal Executive Officer)(Principal Accounting Officer)

/s/ Michael A. Kirk

________________________

By: Michael A. Kirk

Title: Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 11, 2012

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, CEO, CFO, Chairman of the Board of Directors

/s/ Michael Kirk

________________________

By: Michael Kirk

Title: Director

41