Form 10-Q
period 2012-03-31
GENESIS FINANCIAL INC
filed 2012-05-14
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2012

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

As of April 26, 2012 there were 8,169,608 shares of common stock issued and outstanding.

Table of Contents

PART 1 – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

14

Item 4. Controls and Procedures.

14

PART II - OTHER INFORMATION

16

Item 1.  Legal Proceedings.

16

Item 1A. Risk Factors

16

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4.  Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6.  Exhibits

16

SIGNATURES

17

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,770	$22,117
Interest and other receivables	177,568	185,678
Related party receivable	22,485	9,654
Loans held for sale	599,189	598,251
Real estate owned	1,007,562	1,095,393
Total current assets	1,840,574	1,911,093

NON-CURRENT ASSETS:
Long-term investments, at cost	1,750,000	1,750,000
Office equipment, net of accumulated depreciation of $851 and $451	7,081	7,481
Total non-current assets	1,757,081	1,757,481

Total assets	$3,597,655	$3,668,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,510,000	$1,510,000
Line of credit, bank	137,107	187,107
Interest payable to officer	4,986
Other current liabilities	26,046	27,120
Total current liabilities	1,678,139	1,724,227

LONG-TERM LIABILITIES:
Convertible note payable to officer,
net of discount of $46,737 and $62,610, respectively	203,263	187,389

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred Stock, $1.00 par value: 2,000,000 authorized
1,860,000 and 1,957,500 issued and outstanding, respectively	1,860,000	1,957,500
Common stock, $.001 par value, 100,000,000 authorized,
8,107,108 and 7,863,358 issued and outstanding, respectively	8,107	7,863
Additional paid-in capital	4,509,707	4,412,451
Accumulated deficit	(4,661,561)	(4,620,856)
Total stockholders’ equity	1,716,253	1,756,958

Total liabilities and stockholders' equity	$3,597,655	$3,668,574

See accompanying notes to these condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
REVENUE:
Interest, processing fees and other income	$17,901	$14,346
Writeoff of interest receivable	-	(108,412)
Net revenues	17,901	(94,066)

EXPENSES:
Fair value adjustment	-	(14,561)
Salaries	11,250	11,250
Management fee - affiliate	-	4,500
Interest expense, related party	15,873	21,681
Interest expense, other	2,861	4,389
Depreciation	400	-
Office occupancy and other	28,222	20,859
Total operating expenses	58,606	48,118

NET INCOME (LOSS)	$(40,705)	$(142,184)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$(0.01)	$(0.02)
WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	7,863,358	7,757,108

	See accompanying notes to these condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	$61,653	$36,611

CASH FLOWS FROM INVESTING ACTIVITIES	-	(172,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of preferred stock in private placement	-	1,149,500
Borrowings (repayment) line of credit with affiliate, net	-	(200,845)
Borrowings (repayment) from line of credit from bank, net	(50,000)	(95,611)
Note payable Flyback Energy, Inc.	-	(420,000)
	(50,000)	433,044

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVELENTS	11,653	296,969

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,117	117,455

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,770	$414,424

NONCASH TRANSACTIONS
Preferred stock converted to common stock	$97,500

See accompanying notes to these condensed financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2012 (Unaudited)

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for year ended December 31, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates used herein include those relating to management’s estimate of fair value of loans held for sales, real estate owned, and long-term investments.  It is reasonably possible that actual results could differ from those and other estimates used in preparing these financial statements and such differences could be material.

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

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2012 (Unaudited)

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

Interest on loans held for sale is included in interest income during the period held for sale. Until the loan is sold, origination fees received from borrowers are deferred and amortized into income over the established average life of related loan under a method which approximates the effective interest rate method.

Typically, the Company attempts to sell loans three to twelve months after acquisition. It is the policy of the Company not to hold any loans for investment purposes.

Real estate owned

Real estate owned (“REO”) (acquired through a loan default) is recorded at fair value on a non-recurring basis.  Upon transfer of a loan held for sale to REO, properties are recorded at amounts which are equal to fair value of the properties based on the following inputs: (1) appraisal provided by a certified appraiser, (2) BPO (Broker’s Pricing Opinion) provided by a qualified real estate broker, (3) site inspection by qualified management of the Company, or (4) a combination of all of the above.  Periodically, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on the same inputs.  The Company considers any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Loan sales – Loans are considered sold when the Company surrenders control over the loan to the investors, with standard representations and warranties, and when the risks and rewards inherent in owning the loans have been transferred to the buyer.

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

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2012 (Unaudited)

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive. The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of March 31, 2012 and March 31, 2011;

	2012	2011
Stock options	1,000,000	1,000,000
Convertible preferred stock	4,650,000	5,000,000
Convertible debt	625,000	625,000
Total possible dilution	6,275,000	6,625,000

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	March 31, 2012	December 31, 2011
Residential	$114,345	$116,931
Land	93,395	93,715
Commercial	343,954	331,302
Other	47,495	56,303
Total	$599,189	$598,251

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2012:

Beginning Balance	$598,251
New loans	30,000
Principal payments	(4,062)
Fair value adjustments	-
Sales of loans	(25,000)
Ending Balance	$599,189

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	March 31, 2012	December 31, 2011
Residential	$-	$81,956
Land	756,887	763,437
Commercial	250,675	250,000
Total	$1,007,562	$1,095,393

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2012 (Unaudited)

The following table presents the change in balance sheet carrying values associated with REO for the quarter ended March 31, 2012:

Beginning Balance	$1,095,393
Proceeds from sales of REO	(81,955)
Fair value adjustment	-
Net change in holding costs	(5,876)
Ending Balance	$1,007,562

NOTE 4 — INVESTMENTS:

Long term investments:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis.  At November 23, 2010, the purchase represented a ten percent equity interest in Flyback Energy, Inc. assuming the warrants were exercised and Series "B" Preferred Shares converted into 2,666,666 shares of common stock.  At March 31, 2012 and December 31, 2011, the purchases represented an eight percent equity interest in Flyback Energy Inc.

The Company paid $500,000 down with the balance of $700,000 payable on a promissory note at $140,000 monthly commencing December 23, 2010.  The $700,000 note was paid in full during the second quarter of 2011. On April 25, 2011, the Company purchased $50,000 of Series “C” Preferred Stock that is convertible at $.60 per share or 83,333 shares of common stock and bears a 5% dividend rate.

The Flyback Series "B" Preferred shares are convertible into Flyback common shares at on a one for one (1:1) basis and the conversion pricing is subject to adjustments for certain diluting issues of common stock, subdivisions or combinations of common stock, reclassifications, exchanges and, or substitutions of stock.

Flyback Energy, Inc. is a privately-held company that has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

AWG International, Inc.:

On December 6, 2010, the Company entered into an agreement with AWG International, Inc. to purchase 54,953 shares of the AWG International, Inc. common stock for $250,000. As part of the transaction Genesis Financial, Inc. was also issued common stock purchase warrants to acquire an additional 54,953 common shares for $250,000.  The Company exercised the warrants for 54,953 shares for $250,000, in 2011.  The Company owns ten percent equity interest in AWG International, Inc. at March 31, 2012 and December 31, 2011.

AWG International, Inc. is a privately-held company that designs and builds proprietary systems Air-to-Water machines for residential and commercial applications.

NOTE 5 — LINES OF CREDIT:

On May 16, 2011, Genesis entered into a $250,000 line of credit, bearing six percent interest with Riverbank.  At March 31, 2012 the balance owing is $137,107.  The line has a term of 12 months, and an origination fee of 1/2%, or $1,250.  The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2012 (Unaudited)

The Company has a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with a balance owing of $1,510,000 at March 31, 2012 and December 31, 2011.  CFC is an affiliated company controlled by a John R. Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500.  The credit line is collateralized by all of Genesis’ assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0.  Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

NOTE 6 — CONVERTIBLE NOTE PAYABLE TO OFFICER

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 8). The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one share of the Company’s Series B Preferred stock for every $1.00 outstanding of the note payable and related accrued interest.  In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable.  The discount is being amortized into earnings over the term of the note.  The note is collateralized by 290,000 shares of the Company’s Series B Preferred stock

NOTE 7 — SERIES B PREFERRED STOCK

On March 31, 2012 holders of 97,500 shares of Series B preferred stock converted their shares into 243,750 shares of common stock.

NOTE 8 — RELATED-PARTY TRANSACTIONS:

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

Genesis Financial, Inc. had the following related party transactions for the quarters ended March 31, 2012 and 2011.

Michael Kirk and Genesis Finance Corporation

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

John R. Coghlan

There was no activity for the quarters ended March 31, 2011 and 2012.

Genesis Financial, Inc.

Notes to Financial Statements

March 31, 2012 (Unaudited)

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

Coghlan, LLC

There was no activity for the quarters ended March 31, 2011 and 2012.

West 3773 Fifth, LLC

On January 13, 2012, West 3773 Fifth, LLC purchased $25,000 interest in a loan held for sale by the Company.  No gain or loss was recognized on this sale because it was sold at its carrying value.

There was no activity for the quarter ended March 31, 2011.

Genesis Holdings, Inc.

There was no activity for the quarters ended March 31, 2011 and 2012.

Genesis Holdings II, Inc.

There was no activity for the quarters ended March 31, 2011 and 2012.

JM Growth Enterprises, LLC

There was no activity for the quarters ended March 31, 2011 and 2012.

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

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2011.  The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2012 compared to quarter ended March 31, 2011.

Revenues

Total revenues for the quarter ending March 31, 2012 were $17,901 compared to $(94,066) for the same quarter ending March 31, 2011.  The majority of the revenue for the quarter ended March 31, 2012 and the quarter ended March 3, 2011 was from interest and broker fee income.  The quarter ended March 31, 2011 included write-offs of previously accrued interest receivable.

Net income (loss) from operations was $(40,705) and $(142,184), respectively, for the quarters ending March 31, 2012 and 2011.

Of the loans held for sale at March 31, 2012, loans held for sale with carrying value of $305,361 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended March 31, 2012 and 2011, were $39,472 and $36,609, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended March 31, 2011 and 2010 were $2,863 and $2,126 respectively.

Interest Expense

For the quarters ending March 31, 2012 and 2011, interest expense amounted to $18,734 and $26,070, respectively.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on its line of credit.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of six percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires June 1, 2012.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of March 31, 2012 and December 31, 2011, the balances on the lines of credit were $1,647,107 and 1,697,107 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

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

At March 31, 2012 and December 31, 2011, we had cash available of $33,770 and $22,117, respectively, and $112,893 and $ $62,893 were available under our lines of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of six percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires June 1, 2012. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At March 31, 2012, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,550,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company. Because of the economic conditions, CFC has agreed to waive all interest beginning October 1, 2010 and the 3.0 debt to equity ratio, as well as the 12% default rate, are waived.

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

For the quarters ending March 31, 2012 and March 31, 2011, our net cash flows from operating activities were $61,653 and $36,611, respectively. The reason for the increase was improved collections on loans held for sale in excess of operating expenses.

For the period ended March 31, 2011 the cash flows used by investing activities was due to an investment in AWG, International, Inc. in the amount of $172,686.

During these periods our net cash provided by (used by) financing activities was $(50,000) and $433,044, respectively.  The reason for the decrease for the period ended March 31, 2012 was the decrease in the Riverbank line of credit while the increase for the period ended March 31, 2011 was the sale of preferred stock in excess of debt-related payments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

At March 31, 2012 we had 97,500 shares of Series B Preferred stock converted to 243,750 share of Common stock.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements tagged as blocks of text.

*   In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2012

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

17