Form 10-Q
period 2012-06-30
GENESIS FINANCIAL INC
filed 2012-08-14
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2012

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

As of July 15, 2012 there were 8,219,608 shares of common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements and Footnotes

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

16

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4.  Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6.  Exhibits

16

SIGNATURES

17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Footnotes

GENESIS FINANCIAL, INC.
Balance Sheets
	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,423	$22,117
Interest and other receivables	109,327	185,678
Related party receivable	8,444	9,654
Loans held for sale	589,184	598,251
Real estate owned	792,562	1,095,393
Total current assets	1,513,940	1,911,093

NON-CURRENT ASSETS:
Long-term investments, at cost	1,750,000	1,750,000
Office equipment, net of accumulated depreciation of $1,133 and $451	6,800	7,481
Total non-current assets	1,756,800	1,757,481

Total assets	$3,270,740	$3,668,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,480,000	$1,510,000
Line of credit, bank	167,107	187,107
Other current liabilities	21,782	27,120
Total current liabilities	1,668,889	1,724,227

LONG-TERM LIABILITIES
Convertible note payable to officer, net of discount of $30,864 and $62,610, respectively	219,136	187,389

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,000,000 authorized 1,815,000 and 1,957,500 issued and outstanding, respectively	1,815,000	1,957,500
Common stock, $.001 par value, 100,000,000 authorized, 8,219,608 and 7,863,358 issued and outstanding, respectively	8,152	7,863
Additional paid-in capital	4,554,662	4,412,451
Accumulated deficit	(4,995,100)	(4,620,856)
Total stockholders’ equity	1,382,715	1,756,958

Total liabilities and stockholders' equity	$3,270,740	$3,668,574

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Interest, processing fees and other income	$22,742	$18,866	$40,643	$45,297
Write-off of interest receivable	-	(120,855)	-	(120,497)
Net revenues	22,742	6,781	40,643	(75,200)

EXPENSES:
Fair value adjustment	215,000	(32,715)	215,000	(35,191)
Write-off of receivable	81,600	-	81,600	-
Salaries	11,250	11,250	22,500	22,500
Management fee - affiliate	-	4,500	-	9,000
Interest expense, related party	15,873	10,065	31,746	31,746
Interest expense, other	4,216	7,894	7,077	12,283
Depreciation	282	-	682	-
Office occupancy and other	28,060	23,453	56,282	44,312
Total operating expenses	356,281	24,447	414,887	84,650

NET INCOME (LOSS)	$(333,539)	$(17,666)	$(374,244)	$(159,850)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.00)	$(0.05)	$(0.02)

WEIGHTED AVERAGE SHARE OUTSTANDING BASIC AND DILUTED	8,041,586	7,757,108	8,041,586	7,757,108

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	$42,306	$(55,861)

CASH FLOWS FROM INVESTING ACTIVITIES	-	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of preferred stock in private placement	-	1,149,500
Borrowings (repayment) line of credit with affiliate, net	(30,000)	(210,845)
Borrowings (repayment) from line of credit from bank, net	(20,000)	(94,157)
Note payable, Flyback Energy, Inc.	-	(560,000)
Net cash provided by financing activities	(50,000)	284,498

NET DECREASE IN CASH AND CASH EQUIVALENT	(7,694)	(71,363)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,117	117,455

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,423	$46,092

NONCASH TRANSACTIONS
Preferred stock converted to common stock	$142,500	$-

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2012

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

transfers into and/or out of Level 3;

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2012

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of June 30, 2012 and December 31, 2011;

	June 30,
	2012	2011
Stock options	1,000,000	1,000,000
Convertible preferred stock	4,537,500	5,000,000
Convertible debt	625,000	625,000
Total possible dilution	6,162,500	6,625,000

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2012

(Unaudited)

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	June 30, 2012	December 31, 2011
Residential	$112,403	$116,931
Land	93,025	93,715
Commercial	336,261	331,302
Other	47,495	56,303
Total	$589,184	$598,251

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended June, 2012:

June 30, 2012
Beginning Balance	$598,251
New loans	-
Principal payments	2,691
Fair value adjustments	-
Sales of loans	(25,000)
Ending Balance	$589,184

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	June 30, 2012	December 31, 2011
Residential	$-	$81,956
Land	541,887	763,437
Commercial	250,675	250,000
Total	$792,562	$1,095,393

The following table presents the change in balance sheet carrying values associated with REO for the quarter ended June 30, 2012:

June 30, 2012
Beginning Balance	$1,095,393
Proceeds from sales of REO	(81,955)
Fair value adjustment	(215,000)
Net change in holding costs	(5,876)
Ending Balance	$792,562

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2012

(Unaudited)

NOTE 4 — INVESTMENTS:

Long term investments:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis.  At November 23, 2010, the purchase represented a ten percent equity interest in Flyback Energy, Inc. assuming the warrants were exercised and Series "B" Preferred Shares converted into 2,666,666 shares of common stock. At June 30, 2012 and December 31, 2011, the purchases represented an eight percent equity interest in Flyback Energy Inc.

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

AWG International Water Corporation:

The Company purchased 109,906 shares of the AWG International Water Corporation common stock for $500,000 ($250,000 each in 2010 and 2011) which represented a nine percent equity interest in AWG International Water Corporation at June 30, 2012.  The 109,906 shares were converted into 7,380,433 shares of AWGI: AWG International Water Corporation (formerly MSOL: MIP Solutions, Inc.) on July 16, 2012.

At June 30, 2012 AWG International Water Corp is a company that designs and builds proprietary systems Air-to-Water machines for residential and commercial applications.

NOTE 5 — LINES OF CREDIT:

On May 16, 2011, Genesis entered into a $250,000 line of credit, bearing six percent interest with Riverbank.  At June 30, 2012 the balance owing is $167,107. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The loan was extended to June 27, 2012 at which time the loan renewed at a five percent rate with a origination fee of ½%, or $1250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with a balance owing of $1,480,000 at June 30, 2012 and $1,510,000 at December 31, 2011. CFC is an affiliated company controlled by a John R. Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2012

(Unaudited)

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

NOTE 7 — SERIES B PREFERRED STOCK

During the six month period ending June 30, 2012, holders of 142,500 shares of Series B preferred stock converted their shares into 356,250 share of common stock.

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

Genesis Financial, Inc. had the following related party transactions for the six months ended June 30, 2012 and 2011.

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

John R. Coghlan

There was no activity for the six months ended June 30, 2012 and 2011.

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  (See Note 5)

On February 15, 2011, Coghlan Family Corporation purchased from the Company a $95,000 interest in a contract secured by land.

During the six months ended June 30, 2011, CFC purchased an additional 219,000 shares of Series B Preferred being offered by the Company.

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2012

(Unaudited)

There was no additional activity for the six months ended June 30, 2012.

Coghlan, LLC

There was no activity for the six months ended March 31, 2012 and 2011.

West 3773 Fifth, LLC

There was no activity for the six months ended June 30, 2011.

On January 13, 2012, West 3773 Fifth, LLC purchased $25,000 interest in a loan held for sale by the Company.  No gain or loss was recognized on this sale because it was sold at its carrying value.

Genesis Holdings, Inc.

There was no activity for the six months ended June 30, 2012 and 2011.  See Note 9:  Subsequent Events.

Genesis Holdings II, Inc.

There was no activity for the six months ended June 30, 2012 and 2011.  See Note 9:  Subsequent Events

JM Growth Enterprises, LLC

There was no activity for the six months ended June 30, 2012 and 2011.

NOTE 9: SUBSEQUENT EVENTS

On July 19, 2012, Genesis Financial, Inc. acquired fifteen (15) loans from Genesis Holdings, Inc., a related party.  The consideration paid by the Company was 2,032,000 shares of our common stock.

On July 19, 2012, Genesis Financial, Inc. acquired seven (7) loans from Genesis Holdings II, Inc., a related party.  The consideration paid by the Company was 320,000 shares of our common stock

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2012 compared to quarter ended June 30, 2011.

Revenues

Total revenues for the quarter ending June 30, 2012 were $22,742 compared to $18,866 for the same quarter ending June 30, 2011.  The majority of the revenue for the quarter ended June 30, 2012 and the quarter ended June 30, 2011 was from interest and broker fee income.  The quarter ended June 30, 2011 included write-offs of previously accrued interest receivable.

Net income (loss) from operations was $(333,539) and $(17,666), respectively, for the quarters ending June 30, 2012 and 2011.

Of the loans held for sale at June 30, 2012 loans held for sale with carrying value of $305,361 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended June 30, 2012 and 2011, were $39,310 and $39,203, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2012 and 2011 were $107 and $(86,156) respectively.  The primary reason for the decrease for the quarter ended June 30, 2011 was the decrease in professional fees incurred in bringing the required audits and filings current.

Interest Expense

For the quarters ending June 30, 2012 and 2011, interest expense amounted to $20,089 and $17,959, respectively.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on its line of credit.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate 5%.  The line of credit also included a one-half percent origination fee.  The line of credit was extended to July 1, 2013.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of June 30, 2012 and December 31, 2011, the balances on the lines of credit were $1,647,107 and $1,697,107 respectively.  Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Six months ended June 30, 2012 compared to six months ended June 30, 2011.

Revenues

Total revenues for the six months ending June 30, 2012 were $40,643 compared to $(75,200) for the same quarter ending June 30, 2011.  The majority of the revenue for the six months ended June 30, 2012 and June 30, 2011 was from interest and broker fee income.  The six months ended June 30, 2011 included write-offs of previously accrued interest receivable.

Net income (loss) from operations was $(374,244) and $(159,850), respectively, for the six months ending June 30, 2012 and 2011. The increase in the loss was due a fair value adjustment of $215,000 and a write-off of a receivable of $81,600 in the second quarter of 2012.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six months ended June 30, 2012 and 2011, were $78,282 and $75,811, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2012 and 2011 were $2,471 and $(84,031) respectively.  The primary reason for the decrease for the quarter ended June 30, 2011 was the decrease in professional fees incurred in bringing the required audits and filings current.

Interest Expense

For the six months ending June 30, 2012 and 2011, interest expense amounted to $38,823 and $44,029, respectively.

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

At June 30, 2012 and December 31, 2011, we had cash available of $14,423 and $22,117, respectively, and $82,893 was available under our lines of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a interest rate of 5%.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2013.  The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At June 30, 2012, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,480,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit.  The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the economic conditions, CFC has agreed to waive all interest beginning October 1, 2010 and the 3.0 debt to equity ratio, as well as the 12% default rate, are waived.

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

For the quarters ending June 30, 2012 and June 30, 2011, our net cash flows provided (used) by operating activities were $42,306 and $(55,861), respectively.  The reason for the decrease was the six months ended June 30, 2011 included a write-off of previously accrued interest revenues.

For the period ended June 30, 2011 1,149,500 shares of preferred stock were sold with proceeds of $1,149,500.

During these periods our net cash provided by (used by) financing activities was $(50,000) and $284,498, respectively.  The reason for the decrease for the period ended June 30, 2012 was the decrease in the Riverbank line of credit while the increase for the period ended June 30, 2011 was the sale of preferred stock in excess of debt-related payments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

At June 30, 2012 we had 142,500 shares of Series B Preferred stock had converted to 356,250 shares of Common stock.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.

Description

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

* to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2012

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

17