Form 10-Q/A
period 2012-06-30
GENESIS FINANCIAL INC
filed 2012-11-07
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No.1

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

EXPLANATORY NOTE

Genesis Financial, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).   This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

Item 6.  Exhibits

(d) Exhibits

Exhibit No.	Description
31.1*	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

* Filed with Form 10Q on August 14, 2012

*  – In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2012

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director