Form 10-Q
period 2012-09-30
GENESIS FINANCIAL INC
filed 2012-11-09
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2012

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

As of October 12, 2012 there were 10,571,608 shares of common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements and Footnotes

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

16

Item 4. Controls and Procedures.

16

PART II - OTHER INFORMATION

17

Item 1.  Legal Proceedings.

17

Item 1A. Risk Factors

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4.  Mine Safety Disclosures.

17

Item 5.  Other Information.

17

Item 6.  Exhibits

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Footnotes

GENESIS FINANCIAL, INC.
Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,974	$22,117
Interest and other receivables	194,123	185,678
Related party receivable	-	9,654
Investments in real estate limited liability corporations	225,000	-
Loans held for sale	1,387,818	598,251
Real estate owned	883,476	1,095,393
Total current assets	2,743,391	1,911,093

NON-CURRENT ASSETS:
Long-term investment, at cost	1,250,000	1,750,000
Investment in marketable equity security, at fair value	811,848	-
Office equipment, net of accumulated depreciation of $1,474 and $451	6,459	7,481
Total non-current assets	2,068,307	1,757,481

Total assets	$4,811,698	$3,668,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,465,000	$1,510,000
Related party payable	5,041	-
Line of credit, bank	-	187,107
Other current liabilities	16,122	27,120
Total current liabilities	1,486,163	1,724,227

LONG-TERM LIABILITIES:
Convertible note payable to officer, net of discount of $14,991 and $62,611, respectively	235,009	187,389

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,000,000 authorized 1,815,000 and 1,957,500 issued and outstanding, respectively	1,815,000	1,957,500
Common stock, $.001 par value, 100,000,000 authorized, 10,571,608 and 7,863,358 issued and outstanding, respectively	10,571	7,863
Additional paid-in capital	5,998,424	4,412,451
Accumulated deficit	(5,045,317)	(4,620,856)
Accumulated other comprehensive income	311,848	-
Total stockholders’ equity	3,090,526	1,756,958

Total liabilities and stockholders' equity	$4,811,698	$3,668,574

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Interest, (net of write-offs), processing fee and other income	$66,107	$19,102	$106,750	$(56,098)
Net revenues	66,107	19,102	106,750	(56,098)

EXPENSES:
Fair value adjustment	-	-	215,000	(35,191)
Write-off of receivable	18,298	-	99,898	-
Salaries	11,250	11,250	33,750	33,750
Management fee - affiliate	-	4,500	-	13,500
Interest expense, related party	30,887	15,874	62,633	47,620
Interest expense, other	1,170	1,984	8,247	14,267
Depreciation	341	-	1,023	-
Office occupancy and other	54,378	17,157	110,660	61,469
Total operating expenses	116,324	50,765	531,211	135,415

NET INCOME (LOSS)	(50,217)	(31,663)	(424,461)	(191,513)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable equity security	311,848	-	311,848	-

OTHER COMPREHENSIVE INCOME (LOSS)	$261,631	$(31,663)	$(112,613)	$(191,513)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0	$(0.05)	$(0.02)

WEIGHTED AVERAGE SHARE OUTSTANDING BASIC AND DILUTED	9,729,619	7,757,108	8,727,988	7,757,108

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	$165,393	$(68,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of long-term investment	-	(300,000)

Acquisition of cash from purchase of GHI and GHII (See Note 4)	97,571	-
Net cash provided (used) by investing activities	97,571	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of preferred stock in private placement	-	1,149,500
Borrowings (repayment) line of credit with affiliate, net	(45,000)	(210,845)
Borrowings (repayment) from line of credit from bank, net	(187,107)	(94,157)
Payment on Note payable, Flyback Energy, Inc.	-	(560,000)
Net cash provided (used) by financing activities	(232,107)	284,498

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	26,973	(83,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,117	117,455

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,974	$33,473

NONCASH TRANSACTIONS:
Purchase of loans held for sale with common stock	$958,944	$-
Purchase of Investments in LLC’s with common stock	$225,000	$-
Purchase of real estate owned with common stock	$129,685	$-
Preferred stock converted to common stock	$142,500	$15,000

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2012

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the nine months period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

September 30, 2012

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

Investment in marketable equity securities – Marketable equity securities are classified as available for sale and are valued at fair value, which is the market price. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred, which would then be charged to current period net income (loss).

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of September 30, 2012 and September 30, 2011:

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	September 30,
	2012	2011
Stock options	1,261,000	1,000,000
Convertible preferred stock	4,537,500	4,962,500
Convertible debt	625,000	625,000
Total possible dilution	6,423,500	6,587,500

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	September 30, 2012	December 31, 2011
Residential	$531,180	$116,931
Land	92,367	93,715
Commercial	734,271	331,302
Other	30,000	56,303
Total	$1,387,818	$598,251

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2012:

September 30, 2012
Beginning Balance	$598,251
New loans	30,000
Purchased from Genesis Holdings & Genesis Holdings II	958,944
Principal payments	(165,760)
Fair value adjustments	-
Sales of loans	(33,617)
Ending Balance	$1,387,818

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	September 30, 2012	December 31, 2011
Residential	$-	$81,956
Land	558,212	763,437
Commercial	325,264	250,000
Total	$883,476	$1,095,393

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following table presents the change in balance sheet carrying values associated with REO for the quarter ended September 30, 2012:

September 30, 2012
Beginning Balance	$1,095,393
Purchased from Genesis Holding and Genesis Holdings II	129,686
Proceeds from sales of REO	(92,548)
Fair value adjustment	(215,000)
Net change in holding costs	(34,055)
Ending Balance	$883,476

Genesis Holdings, Inc. and Genesis Holdings II, Inc.

 On July 19, 2012, the Company acquired cash, investments in real estate limited liability corporations, loans held for sale and real estate owned that was previously owned by Genesis Holding, Inc and Genesis II, Inc.   The consideration paid by the Company was 2,352,000 shares of common stock with a fair value of $0.60 per share on the date of the transaction for a total consideration of $1,411,200   A majority of the shareholders of both Genesis Holdings, Inc. and Genesis Holdings II, Inc. approved the asset sales.

Genesis Holdings, Inc. & Genesis Holdings II, Inc. Purchases
Cash	$97,571
Loans held for sale	958,944
Real estate owned	129,685
LLC membership	225,000
$1,411,200

The management members of Genesis Holdings, Inc., Genesis Holdings II, Inc. and the Company are the same individuals.   John Coghlan is the President and Chairman of the Board of Directors of Genesis Holdings, Inc.; Virginia Walters is the Treasurer; and Mike Kirk is the Secretary and member of the board of directors. The management of Genesis Holdings, Inc. participates in the management of Genesis Financial, Inc.   Coghlan Family Corporation is a shareholder of Genesis Holdings, Inc.   Mike Kirk is the President and Chairman of the Board of Genesis Holdings II, Inc. and John Coghlan is the Secretary and Treasurer.   See Note 9 for further disclosure regarding associations amongst these entities.

NOTE 4 — INVESTMENTS:

Long term investment:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis.  At November 23, 2010, the purchase represented a ten percent equity interest in Flyback Energy, Inc. assuming the warrants were exercised and Series "B" Preferred Shares converted into 2,666,666 shares of common stock. At September 30, 2012 and December 31, 2011, the purchases represented an eight percent equity interest in Flyback Energy Inc.

The Company paid $500,000 down with the balance of $700,000 payable on a promissory note at $140,000 monthly commencing December 23, 2010.  The $700,000 note was paid in full during the second quarter of 2011.  On April 25, 2011, the Company purchased $50,000 of Series “C” Preferred Stock that is convertible at $.60 per share or 83,333 shares of common stock and bears a 5% dividend rate.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

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

Marketable Equity Security:

AWG International Water Corporation:

The Company purchased 109,906 shares of the AWG International Water Corporation (“AWGI”) common stock for $500,000 ($250,000 each in 2010 and 2011).  In July 2012, AWGI was merged with MIP Solutions, Inc.  In connection with this merger, the Company’s 109,906 shares of AWGI common stock were converted into 7,380,433 shares of the resulting company.  The resulting company changed its name to AWG International Water Corporation and is traded on OTCM. Prior to the merger, the Company accounted for its investment in AWGI as a long term investment because AWGI was not traded on a listed exchange.    Once the merger occurred and the shares were tradable, the Company changed the method of accounting for this investment to an investment in a marketable equity security.   Under this accounting, the investment is presented at fair value on the balance sheet and the resulting unrealized gain or loss is recognized as other comprehensive income.

At September 30, 2012 the quoted market value of AWGI was $.11 per share or $811,848 resulting in an unrealized gain of $311,848.   The investment is measured using Level 1 fair value inputs.

AWG International Water Corporation is a company that designs and builds proprietary systems Air-to-Water machines for residential and commercial applications.

Limited Liability Corporations:

As part of the asset acquisition of Genesis Holding, Inc. the Company acquired a 9.145% interest in Wenatchee Riverview, LLC for $150,000 and 21.0% interest in 21 Bay Street, LLC for $75,000.  The LLC’s are passive investments which each hold an individual real estate investment REO for sale.

NOTE 5 — LINES OF CREDIT:

On June 27, 2012, Genesis entered into a $250,000 line of credit with RiverBank, bearing indexed interest rate as published by the Wall Street Journal or 5% whichever is greater. At the time of the loan the indexed rate was 3.25%.  At September 30, 2012, the balance owing is $ - 0 -. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with a balance owing of $1,465,000 at September 30, 2012 and $1,510,000 at December 31, 2011. CFC is an affiliated company controlled by a John R. Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 — CONVERTIBLE NOTE PAYABLE TO OFFICER

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 8). The note accrues interest at 8% per annum with interest and balance initially due on December 15, 2012.   The note is convertible at any time by Mr. Coghlan into one share of the Company’s Series B Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series B Preferred stock. Subsequent to September 30, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2015.

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

During the nine month period ended September 30, 2012, the Company authorized the issuance of 65,250 common stock options each to John Coghlan, President of the Company, Michael Kirk, Secretary of the Company, Virginia Walters, Treasurer of the Company, and Wes Sodorff, advisor to the Company. The stock options, representing 261,000 common shares, have an exercise price of $.60 per share and expire five years from the date of the grant.  The options vest at the rate of 20% per year with the first 20% vested upon issuance.  After the granting of these options, no options are available for future grants under the plan.  No options were issued during 2011.

The fair value of the options granted during the 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

Weighted average fair value of options granted	$0.54
Expected stock price volatility	143.56%
Risk-free interest rate	0.74%
Expected life of options	5.0 years

The Company estimates volatility using historical information.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise giving consideration to the contractual terms.  The Company has not paid dividends on common shares in several years, and no assumption of dividend payment is made in the model.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2012 was $400,000 based on our closing stock price of $0.60 per common share at September 30, 2012.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding and exercisable, December 31, 2011	1,000,000	$0.20
Granted	261,000	0.60
Exercised	-	-
Expired	-	-
Outstanding and exercisable, September 30, 2012	1,261,000	$0.28

Compensation expense recognized for stock options granted during the period ended September 30, 2012 was $34,981 which is classified as ‘Office occupancy and other’.   Unrecognized compensation related to these options is $104,942 and will be recognized over the next 3.75 years.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2012

(Unaudited)

NOTE 8— SERIES B PREFERRED STOCK

During the nine month period ending September 30, 2012, holders of 142,500 shares of Series B preferred stock converted their shares into 356,250 share of common stock.

NOTE 9 — RELATED-PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation, Coghlan, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, President, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members.  John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). Genesis Holdings, Inc. is a Washington Corporation, which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc.     Mr. Kirk is Secretary of the Company

In addition to transactions disclosed in notes 2, 3 and 7, Genesis Financial, Inc. had the following related party transactions for the nine months ended September 30, 2012 and 2011.

Michael Kirk and Genesis Finance Corporation

On January 1, 2009, the Company entered into a Management and Servicing Agreement with Genesis Finance Corporation, a Washington Corporation. Mike Kirk, Genesis Financial, Inc.’s secretary is the president of Genesis Finance Corporation. The Company agrees to pay Genesis Finance Corporation a monthly fee of $6,000 per the Management and Servicing Agreement. As of January 1, 2011, the Company had down-sized enough to manage a sizable portion of its own affairs, and renegotiated its outsourcing agreement with Genesis Finance Corporation, lowering the monthly fee to $1,500. As of January 1, 2012 the monthly fee was removed and the outsourcing services were offset by general offices expenses paid by the Company on behalf of Genesis Finance Corporation.

Coghlan Family Corporation “CFC”

On January 1, 2008, the Company entered into a Line of Credit Agreement Promissory Note Agreement with Coghlan Family Corporation.  (See Note 5)

On February 15, 2011, Coghlan Family Corporation purchased from the Company a $95,000 interest in a contract secured by land.

During the nine months ended September 30, 2011, CFC purchased an additional 219,000 shares of Series B Preferred being offered by the Company.

West 3773 Fifth, LLC

There was no activity for the nine months ended September 30, 2011.

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

Background

Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate contracts (also referred to as "loans" ,"contracts" or "real estate receivables"), and originating commercial real estate hard money loans.

All contracts and loans are purchased, or originated, to be held for sale, and are carried on the books at cost, or mark-to-market value, whichever is less.  We purchase seller financed real estate receivables from sellers directly or from sellers who are introduced to Genesis by brokers.  When the owner of a real estate receivable wishes to sell the receivable, the owner may contact a broker or Genesis directly.  Seller financed real estate receivables are contracts or loans which are originated by the selling owner of real property.  This is an unconventional form of real estate financing which does not involve banks or mortgage companies.   The loans are considered non-conventional, non-conforming and are viewed by the secondary market as "sub-prime" quality.  Loans which we would originate would be considered "hard money" loans by the secondary markets.

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

PLAN OF OPERATIONS.

Genesis Financial, Inc. will continue to develop our operations along the lines of our growth since inception, but will also concentrate on reducing overhead expense, and resolving delinquencies and repossession situations. We are not capitalized at a level that allows holding of significant amounts of contracts and loans for investment and as a result, we will continue to work toward short term inventory turnover. We originally anticipated holding most of our contracts and loans between three and nine months, and then selling them in the secondary markets. Through the first nine months of 2003, we were averaging one pool sale every two months.  That trend has declined to the point that, as of the end of 2007, we were not actively pursuing pool sales, due to the slow-down and turmoil in the secondary markets, and that trend continues.  We are either holding these contracts in inventory, or selling them individually as opportunities arise. We expect that the number and dollar volume of all sales will continue to decline over the next twelve months, and longer, especially if financial market conditions continue to deteriorate. Until conditions improve, we will continue to focus our efforts towards developing relationships with investors who are interested in the individual contracts and loans, versus the pools. In order to achieve our targeted growth, we will require additional investors and capital. If additional investors and capital are not available, our growth plans will be delayed further and profitability will continue to be negatively impacted.

Over the past several years, we have seen a dramatic increase in delinquencies, resulting in increased costs of collection and litigation. The increase in delinquencies has also resulted in a dramatic increase in repossessions.  These repossessions tie up capital until the collateral properties can be resold, and require additional capital to maintain the properties during the holding period until a sale can be achieved.  In addition, if property values continue to decline, our ability to recoup our investment through a resale of the property will be adversely affected.  If real estate market values continue to decline, our growth plans will be delayed further and profitability will continue to be negatively impacted.

RESULTS OF OPERATIONS

Quarter ended September 30, 2012 compared to quarter ended September 30, 2011.

Revenues

On July 19, 2012, the Company acquired cash, investments in real estate limited liability corporations, loans held for sale and real estate owned that was previously owned by Genesis Holding, Inc and Genesis Holdings II, Inc.   See Note 3 in the financial statements for further detail.

Total revenues for the quarter ending September 30, 2012 were $66,107 compared to $19,102 for the same quarter ending September 30, 2011.  The majority of the revenue for the quarter ended September 30, 2012 and the quarter ended September 30, 2011 was from interest and broker fee income.  The increase in income for the quarter ended September 30, 2012 was due to the contracts purchased from Genesis Holdings, Inc. and  Genesis Holdings II, Inc.; which, increased revenue by $30,559 for the quarter  ended.

Net income (loss) from operations was $(50,217) and $(31,663), respectively, for the quarters ending September 30, 2012 and 2011.

Of the loans held for sale at September 30, 2012 loans held for sale with carrying value of $763,004 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended September 30, 2012 and 2011, were $65,628 and $30,907, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended September 30, 2012 and 2011 were $34,721 and $107 respectively.  The reason for the increase was compensation expenses.

Interest Expense

For the quarters ending September 30, 2012 and 2011, interest expense amounted to $32,057 and $17,858, respectively.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on its line of credit.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate 5%.  The line of credit also included a one-half percent origination fee.  The line of credit was renewed to July 1, 2013.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of September 30, 2012 and December 31, 2011, the balances on the lines of credit were $1,465,000 and $1,697,107 respectively.  Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011.

Revenues

Total revenues for the nine months ending September 30, 2012 were $106,750 compared to $(56,098) for the same quarter ending September 30, 2011.  The revenue for the nine months ended September 30, 2012 and September 30, 2011 was from interest and broker fee income.  The nine months ended September 30, 2011 included write-offs of previously accrued interest receivable and the nine months ended revenue totaling $30,559 from Genesis Holdings, Inc. and Genesis Holdings II, Inc.

Net income (loss) from operations was $(424,461) and $(191,513), respectively, for the nine months ending September 30, 2012 and 2011. The increase in the loss was due a fair value adjustment of $215,000 and a write-off of a receivable of $81,600 in the second quarter of 2012.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2012 and 2011, were $144,410 and $108,719, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended September 30, 2012 and 2011 were $35,691 and $(55,881) respectively.  The primary reason for the decrease for the quarter ended September 30, 2011 was the decrease in professional fees incurred in bringing the required audits and filings current.

Interest Expense

For the nine months ending September 30, 2012 and 2011, interest expense amounted to $70,880 and $61,887 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash are from the collections of principle, interest, payoffs and sales of existing loans held for sale.  Cash flow was increased by $162,992 for the quarter ended September 30, 2012 due to the contracts purchased from Genesis Holdings, Inc. and Genesis Holdings II, Inc.

At September 30, 2012 and December 31, 2011, we had cash available of $52,974 and $33,473, respectively, and $250,000 was available under our line bank of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate of 5%.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2013.  The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At September 30, 2012, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,465,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit.  The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the economic conditions, CFC has agreed to waive all interest beginning October 1, 2010 and the 3.0 debt to equity ratio, as well as the 12% default rate, are waived.

Our capital resources are adequate to fund our operations at a reasonable level during the quarter covered by this Quarterly Report.  We have paid close attention to our contract purchases and loans and maintained our funding requirements within our available resources. We receive interest and principal reductions (typically monthly) on contracts and loans which we hold in inventory.

For the nine months ending September 30, 2012 and 2011, our net cash flows provided (used) by operating activities were $165,393 and $(68,480), respectively.  The reason for the increase for the nine months ended September 30, 2012 was the period ended September 31, 2011 included a write-off of previously accrued interest revenues.

For the nine months ended September 30, 2011 1,149,500 shares of preferred stock were sold with proceeds of $1,149,500.

During these periods our net cash provided by (used by) financing activities was $(232,107) and $284,498, respectively.  The reason for the decrease for the period ended September 30, 2012 was the decrease in the Riverbank line of credit while the increase for the period ended September 30, 2011 was the sale of preferred stock in excess of debt-related payments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the quarter ending September 30, 2012 142,500 shares of Series B Preferred stock converted to 356,250 shares of Common stock.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.

Description

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements tagged as blocks of text.

*   In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2012

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

18