Form 10-K
period 2012-12-31
GENESIS FINANCIAL INC
filed 2013-04-01
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2012

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price of such common equity of the registrant’s common stock on the Over the Counter Pink Sheets was $3,633,437. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2012, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2013 there were 10,759,108 common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2012

TABLE OF CONTENTS

PART I

3

ITEM 1.

Business.

3

ITEM 1A.

Risk Factors

9

ITEM 1B.

Unresolved Staff Comments

9

ITEM 2.

Properties

9

ITEM 3.

Legal Proceedings

9

ITEM 4.

Mine Safety Disclosures

9

PART II

10

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

10

ITEM 6.

Selected Financial Data

11

ITEM 7.

Managements Discussion and Analysis of Financial Condition and Results of Operations

11

ITEM 7A.

Quantitative and Qualitative Disclosure About Market Risk

16

ITEM 8.

Financial Statements and Supplementary Data.

16

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

31

ITEM 9A.

Controls and Procedures.

31

ITEM 9B.

Other Information.

32

PART III

32

ITEM 10.

Directors, Executive Officers and Corporate Governance

32

ITEM 11.

Executive Compensation

34

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

36

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

37

ITEM 14.

Principal Accounting Fees and Services.

37

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

OVERVIEW

INTRODUCTION. Genesis was incorporated in the State of Washington on January 24, 2002 for the purpose of purchasing and reselling seller financed real estate loans (also referred to as "loans" or "real estate notes" or "portfolio"). All loans purchased or originated, are held for sale, and are carried on the financial statements at cost or fair value, whichever is less.  We purchase seller financed real estate loans from sellers directly or from sellers who are introduced to Genesis by brokers. When the owner of a real estate loan wishes to sell the loan, the owner may contact a broker or Genesis directly. Seller financed real estate loans are originated by the selling owner of real property.  This is an unconventional form of financing which does not involve banks or mortgage companies.  When we commenced business, we initially focused on purchasing residential and commercial real estate loans and business notes from $25,000 to $250,000 in value, and the brokering of larger transactions. As the business grew, we expanded our services to include larger loans and other forms of cash flow investment instruments.

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

The reduction in availability of funds to purchase real estate notes created a void in the market for a few years from 2000 thru 2003, and again from 2007 thru 2010.  The brokers with loan product inventories were faced with limited liquidity options thereby creating a market opportunity for Genesis, and which became the focus of the Company’s business plan during that period. The Company also pursued commercial real estate loans during these periods to fill the void in the contract market.

In 2004, larger financial institutions, which had dabbled in the industry in the past on a smaller, wholesale basis, recognized the potential profitability from buying seller financed real estate loans directly from the sellers. These institutions entered the market. Their competitiveness drove many of the brokers out of business, and made the margin spreads so low that smaller funding companies with a higher cost of funds could not compete, or had to settle for lower quality loans.  Genesis was one of those companies, and although we believed we could maintain a presence in the industry by focusing on niche sectors of the market, such as partial purchases and non-conforming property types, management decided to expand the Company’s focus, and look to other business markets as well.  Commercial real estate lending was the Company’s primary choice to pursue.

In the latter part of 2008, national economic conditions made any real estate lending very precarious, forcing the Company to again evaluate its business plan. Real estate loans again became our primary target.  The larger companies, which had dabbled in the industry, discontinued purchasing real estate loans in 2008, primarily due to the decimation of the securitization markets.  This left a huge funding void in the seller financed real estate market.  Genesis had been forced to focus its business towards more commercial real estate lending in late 2004, due to the heavy competition, and at the end of 2007, made the decision to change that focus back towards the seller financed real estate loans, to take advantage of the void left by the exiting big players.

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

Starting January 1, 2011 the Company was operating with one paid employee and outsourcing the property management in exchange for office expenses incurred by Genesis Finance Corporation.

INVESTMENT POLICIES. We purchase seller financed real estate loans, originate commercial real estate loans, and pursue other forms of cash flow instruments that make sense.  The real estate loans that we purchase are primarily in the sub-prime market, and may be secured by residential property, commercial property, and/or unimproved land. We will look at each individual loan as a unique opportunity. The principal balance of loans or interests in loans that we purchase is generally discounted to provide us with a target return of 12% interest per annum or more and will be secured by real properties. We will evaluate the adequacy of the underlying real property value which will serve as collateral for our purchase on a case by case basis.

This evaluation may include reviewing a property's title report, the loan documentation including payment histories and credit information, when available.  We may conduct a physical inspection and may obtain an appraisal of the property's value.  The primary factor utilized in the purchase of a seller financed real estate loan is the ratio between the property value and the investment amount that we pay the seller.  Based on these factors, we will purchase the loan at a discount to the principal balance.  It is management’s intent to hold loans for less than a year but due to the economic circumstances, loans many be held for longer periods.

In regard to our commercial lending, Genesis focused on "hard money lending" which was typically a short term loan collateralized with non-conforming types of real property with a borrower who may have a compromised credit rating.  Genesis followed two general underwriting principles in its "hard money" lending, (1) only make a loan if you want to own the collateral and (2) never lend an amount of money which might exceed the price you would be willing to pay for the collateral as a purchaser. Hard money loans are normally equity based, not credit based.  Genesis originally targeted a 70% maximum loan-to-value ratio, but as the real estate markets declined from 2007 on, we have continued to reduce that maximum.  At this point, with the continued uncertainty in real estate values, we will estimate the present value of the collateral property, reduce that by 20% - 30% as a contingency for future declining values, and then keep our loan to an amount that is no more than 50% of that adjusted value.

The economic environment as of December 31, 2012 was very volatile, and while it had created a uniquely attractive opportunity for Genesis, we still had a real estate market that was experiencing dramatically declining values.  Interest rates were at low levels.  Simultaneously, the banks and large finance companies had tightened credit requirements and had completely exited the "sub-prime" lending markets, providing opportunities for those who were properly positioned to take advantage of the situation. Genesis will seek opportunities to acquire real estate loans, and/or properties, in the Northwest United States which we believe will provide targeted financial returns.

HISTORICAL INVESTMENT RETURNS. During the past three years our investment returns have been negative when factoring in the non-performing delinquent loans and real estate owned (“REO”: real estate acquired through a loan foreclosure).  Until we are able to sell the REO's we will not be able to determine the actual rates of return.  In some geographic regions real estate market values have flattened, or have begun to rise, but in most areas values continue to deflate and sales of REO's remains weak.

MARKETING. We will undertake to maintain our marketing presence through contacts, individual and corporate, made over the previous eleven years.

PRODUCTS. We invest in seller financed real estate loans, originate commercial real estate loans, and pursue other forms of cash flow instruments which we believe will support our investment guidelines.

We may purchase longer term loans (three to five year terms) with the intent to hold until maturity. We may also purchase long term loans or properties with the intent to hold for resale in the future.  Should the secondary institutional markets open back up, we may also pursue sales into those markets.

As of December 31, 2012, the Company has experienced a decrease in delinquencies and an increase in interest from third parties in regard to acquiring some of our REO properties and in many instances have purchased our REO properties.

BROKERED LOAN AND REFERRAL FEES. From time to time, we will be presented with residential and commercial financing requests that do not conform to our current investment policies. In these cases, we refer them to other financing sources which may fund the transaction. In such cases, we may earn referral or finder’s fees for simply referring the prospective transaction. In some cases, we may agree to prepare purchase documents and close the transaction in a "simultaneous closing" in which the funding source remits the purchase funds to the closing agent and pays us the referral fee that we earned on the transaction.

OTHER TYPES OF RESIDENTIAL REAL ESTATE LOANS. In most instances, our purchases of seller financed real estate loans involve the purchase of the entire loan balance. In some instances, this method may be modified in various ways to increase our return and/or mitigate our risk.

PARTIAL PURCHASE. Partial purchase is the purchase of the front portion of the loan’s cash flow. For example, Genesis might purchase the first ten years cash flow of a twenty year loan, and the remaining ten years might be retained by the seller. In a partial purchase, our purchaser’s position would be secured by a recorded full assignment of the loan. An unrecorded "Partial Purchase Agreement" contract would be signed with the seller, summarizing the agreement. The seller's position in title would be eliminated, and should the loan go into default, the seller must either pay off our position or forfeit their rights to the remaining cash flow. In 2008, Genesis decided to pursue this partial purchase product in earnest because we believed that the investment risk was considerably lower than the full purchase loan product.

OTHER RESIDENTIAL PRODUCTS. There are numerous other ways to purchase the cash flows of loans including multi-stage payouts, split payments, and many other variations beyond the options listed above. The seller financing options are simply a function of the internal rate of return calculation based on the total amount of cash flow the seller wishes to sell. Due to the uniqueness, and difficulty in servicing, many of these purchasing options are not saleable to secondary market investors due to perceived complexity. Since Genesis intends to resell everything it purchases, our purchasing options will be limited to only those programs which are readily acceptable in the secondary markets, or to accredited private investors, eliminating many of these alternatives.

NON-REAL ESTATE CASH FLOWS. There are a number of cash flow products available to purchase which are not secured by real estate but are paid by credit worthy payors (e.g. annual lottery payments paid by state governments, structured settlements payable by large companies, insurance company annuities paid over time, etc.).  Lucrative yields can be earned by purchasing these types of products. The secondary market for these products has been very limited in past years. However, the exodus of investors from the real estate markets has caused these products to become highly desirable, but this elevated competitive interest has driven profitability margins to such a low level that Genesis cannot be competitive as a funder. Genesis may take advantage of opportunities to broker such products on a case-by-case basis.

INTEREST ONLY AND BALLOON PAYMENT LOANS. From time to time, Genesis may purchase loans calling for “interest only” payments for a stated number of installment periods. Interest only loans may be subject to greater degrees of risk than loans requiring principal and interest payments because the borrower in an interest only contract is not demonstrating a present ability to repay the principal. Similar risks exist in loans with balloon payment obligations. While the risk associated with investment in these types of loans may be higher, Genesis believes that it is in a position to control the risk through the underwriting process. When higher risk loans are proposed, our underwriter will adjust pricing or review the collateral position to assess the repayment and collateral value risks. Genesis is primarily a collateral based lender, so this type of risk assessment on interest only or balloon payment loans is very similar to the risk assessment undertaken on other seller financed real estate loans and with commercial real estate loans. In many instances, Genesis may not have access to borrower credit reports, payment histories or other forms of information available to traditional lenders.

These loans were created through the sale of real estate property between private parties, where the property seller provides the sale financing, rather than the buyer acquiring financing through conventional channels.  At some point in time, after the property sale, the seller then decides to sell the loan. The differences in this type of loan from a conventional loan in the secondary markets are:

•

there is no standardization of documentation; these loans could be secured by a Note and Deed of Trust, Note and Mortgage, or a Real Estate Contract prepared by the seller or his/her attorney.

•

there is no buyer credit qualifying documentation, as the seller normally did not require any at the time of sale.

•

there is no appraisal, or other property information that would substantiate the sales price, because the buyer normally would not have required that information at the time of sale.

•

there is no payment history showing buyer performance, unless the seller has a third-party servicer collecting the payments.

By placing a higher degree of reliance on the collateral offered, the underwriters are able to match the pricing of the transaction and the targeted return with the risk of non-payment. In general, interest only loans will result in a lower loan to value percentage than comparable loans with principal and interest amortization schedules.  In present market conditions, loans with balloon payments are viewed as very high risk if the balloon is due within a couple years, as the availability of refinancing is very limited, and many properties have mortgage debt exceeding the present value of the property securing the debt.

SUBMITTING BROKER’S QUALIFICATIONS. Genesis will be very selective in choosing the brokers from whom it will accept real estate loan submissions. Due to limited personnel resources, and the volatile real estate values, Genesis will not accept submissions from unknown or inexperienced brokers. Loan packages must be complete and accurate, and take into account present market conditions and property values. In our opinion, only experienced brokers are capable and reliable for   meeting our investment policies. We use brokers who specialize in our type of contract loan products.

COMMERCIAL REAL ESTATE LENDING. Genesis was a small scale commercial real estate lender prior to 2004, supplementing the Company’s seller financed loan acquisitions business.  In the latter part of 2004, due to the competitiveness of the seller financed loan market, management decided to expand the Company’s efforts in the commercial lending market.  Our broker network supplied us with potential borrowers. Since the management and staff of Genesis had considerable previous experience with commercial lending, it was a natural and comfortable adjustment. As with any business venture, the Company looked throughout the commercial lending industry for a “niche”. We determined that Genesis was best suited to do “Hard Money” commercial lending. Hard money lenders focus on those loans which are usually smaller in size, shorter terms (more of an interim financing), often collateralized by non-conforming property types, or the borrowers do not qualify for conventional financing due to credit history problems.  Typically, hard money loans command a higher interest rate providing a smaller, high cost-of-funds lender like Genesis with the opportunity to earn a favorable return on investment.

Although hard money loans carry a higher degree of risk due to the non-conforming nature of the loans, that risk is partially offset with the lower loan-to-value ratios, which seldom exceed 60%, providing a collateral cushion for the lender if the property were to be repossessed and resold. Throughout 2008, as real estate values throughout the nation continued to decline, it became apparent that loan to value ratios as low as even 50% - 60% were insufficient to provide that cushion for the lender, because values had dropped in some geographic areas as much as 50% - 70%.  As of December 31, 2012 it appears that the market has stabilized.

COMPETITION. When Genesis formally entered the hard money markets in the latter half of 2004, the market was very competitive and fragmented.  Most hard money lenders operated on a local basis limiting their lending to borrowers and collateral properties located a short distance from their base of operations.  They also marketed only to the retail market, ignoring brokers and dealing directly with the borrowers.

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

MARKET ANALYSIS. The hard money market was quite strong in 2004, at the time of the Company’s increased focus in making these loans, and continued that way throughout 2006.  Frequent foreclosure litigation and collateral repossessions are an expected part of the hard money industry, in contrast to the conventional markets. With the exception of those few transactions with unusual circumstances affecting the outcome, most problem loans were eventually worked out, and paid off, or the repossession and resale resulted in a profit, broke even, or at worse, the Company experienced a small loss.  The losses were at an acceptable level, but the Company established a fair value reserve account, and started setting aside funds to cover those small losses in 2005, and continued that practice throughout 2006.

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

From December 31, 2007 through December 31, 2010 the real estate markets throughout the country were experiencing dramatic down-turns in values, and at the same time the lending markets were tightening up making refinancing very difficult, regardless of the property type.  The Company was experiencing increasing delinquencies resulting in increased foreclosure litigation expense and eventual collateral repossession.  In several cases, it was apparent that the value of the collateral had dropped below the principal loan balance which indicated the potential for significant future financial losses.  The Company is currently concentrating on the collection and liquidation of prior loans and real estate and is making few new loans.

On January 1, 2009, management decided to make some major adjustments to the Company’s business plans.  These adjustments included: overhead expense reduction by outsourcing the day-to-day operations of the Company, focus on reducing the Company’s debt through a restructuring of terms with our credit facilitators, to pursue the sale of Company assets, to continue acquisitions and originations only on pre-sold loans,  focus on managing delinquent accounts through increased collection activity and workouts,  increase the focus on maintenance and resale of REO assets, and  diversify asset acquisitions into non-real estate assets.

As of January 1, 2011, the Company had down-sized enough to manage a sizable portion of its own affairs and renegotiated its outsourcing agreement with Genesis Finance Corporation by lowering the monthly fee to $1,500. As of January 1, 2012 the monthly fee was terminated and the outsourcing services were offset by general office expenses paid by the Company on behalf of Genesis Finance Corporation, a company owned by Michael A. Kirk, an affiliate of Genesis Financial, Inc. On January 1, 2011, Genesis hired one employee, Virginia Walters, to manage its affairs going forward.

As a result of the poor economic conditions and declining real estate values, Genesis was compelled to seek out additional avenues to build shareholder value.  Management believed that investments in local startup companies could prove to be a good investment for the Company and provide an avenue of diversification.  A Genesis shareholder alerted the Company to Flyback Energy, Inc. a Spokane company, which was seeking capital for development and growth.

The Flyback investment was particularly attractive because of energy savings impact of their revolutionary patented technology and extraordinary management team.  Flyback is currently lead by its President and new CEO Harlan Lyons. Mr. Lyons has been building and instilling visionary leadership into startups and corporations for more than 25 years. During his career, he has negotiated key customer agreements with Fortune 500 companies including IBM, Microsoft, Radio Shack, Avnet, Conoco-Phillips and Toshiba. He has worked for telecommunications and technology companies such as US Cellular and Cellular One, implementing revenue-building and growth strategies.

Mr. Lyons has been responsible for raising hundreds of millions of dollars for companies operating in a diverse range of industries. Specializing in raising preliminary capital and establishing the strategic direction for short-term and long term growth, he has successfully introduced several companies which continue in operation today.

Most recently Mr. Lyons served as CEO and Managing Partner of SolarWing, a solar parking startup.  He was responsible for securing start-up funding to launch the company and was also responsible for orchestrating the synergistic acquisition of SolarWing within 36 months.  Prior to SolarWing, Mr. Lyons served as CEO of AmberAlert.com, a privately-held company supporting the U.S. AMBER Alert Program through technology. To ensure the continued support of the AMBER Alert Program, he arranged the synergistic acquisition of AmberAlert.com by a privately-held company sharing the same core values – Amber Alert GPS.

As CEO of Flyback Energy, we believe that Mr. Lyons will work to secure the funding necessary to launch the company and create a sustainable growth model.

As part of the diversification plan the Company invested a portion of its assets in privately held companies as follows:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc. (FEI), for $1,200,000. The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis. On April 25, 2011, the Company purchased $50,000 of Series “C” Preferred Stock that is convertible at $.60 per share or 83,333 shares of common stock and bears a 5% dividend rate. At December 31, 2012 and December 31, 2011, the purchases represented an eight percent equity interest in Flyback Energy Inc.

The Flyback Series "B" Preferred shares are convertible into Flyback common shares on a one for one (1:) basis and the conversion pricing is subject to adjustments for certain diluting issues of common stock, subdivisions or combinations of common stock, reclassifications, exchanges and/or substitutions of stock.

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

The founders of Flyback Energy, Inc. have solved an electromagnetic energy loss problem. They focused their research on totally controlling the rise and collapse of magnetic fields present in inductive circuits, equipment and processes. After years of methodical experimentation, the Flyback team has created and patented practical breakthrough magnetic energy recovery (MER) technology.

With this patented technology, Flyback Energy is actively developing reliable products to capture and recover magnetic energy losses – and then insert that otherwise wasted energy back into the power circuit. The Flyback technology also mitigates problematic harmonic resonance, electromagnetic interference (EMI), excessive heat and other induction issues.

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

AWG International Water Corporation:

The AWG International, Inc. investment opportunity became available because of its relationship with Flyback Energy.  AWG International, Inc. is located in Spokane, Washington.  It sells proprietary Air-to-Water machines for residential and commercial potable water applications. Air-to-Water solutions.

In 2010 and 2011, the Company purchased a total of 7,380,433 common shares of the AWG International Water Corporation common stock for $500,000.

Limited Liability Corporations:

As part of the asset acquisition of Genesis Holding, Inc. the Company acquired a 9.145% interest in Wenatchee Riverview, LLC for $150,000 and 21.0% interest in 21 Bay Street, LLC for $75,000.  An REO property was formed in to Tioga, LLC with a 53.8% interest for Genesis. The LLC’s are passive investments which each hold an individual real estate investment REO for sale.

DEFAULT PROCEDURES. The Company's portfolio manager, Genesis Finance Corporation, is staffed by experienced professionals, who have in-depth knowledge in underwriting, collection, and litigation.  Loans will be sold after short holding periods and defaults going forward are expected to be minimal. Some defaults will occur, however and we will take steps after we become aware of the default to protect our interests.  Genesis operates under the policy that any loan payment over 90 days delinquent is a loan default.  In a default situation, Genesis Finance Corporation will pursue one or more of the following alternatives: discussion with the submitting broker, if any, concerning ways to remedy the default; an offer to re-write or modify the loan for the borrower/buyer as a means to cure the default, provided good evidence is available that the modification will be honored by the borrower/buyer; sale of the loan with the delinquency disclosed (possibly at a loss); acceptance of a property deed in lieu of foreclosure; and/or foreclosure and REO property sale.  Genesis Finance Corporation manages the Company's portfolio, including defaults, which have declined as the portfolio is downsized.

SECONDARY MARKET RESALES

OVERVIEW. Since inception, Genesis has purchased loans and originated loans with the goal of resale to various secondary market and private investors. Genesis attempts to resell the loans as soon as possible with a view toward optimizing gains on resale.  With the elimination of the secondary market and the participating secondary market buyers, the primary buyers have been accredited private investors.  The Company feels that these conditions will continue for the foreseeable future, but will continue to monitor the financial markets. We will continue to establish new relationships with any secondary market buyers as they become available.

GOVERNMENTAL REGULATION

Commercial real estate lending does not require special licensing and is not subject to governmental regulation. Genesis does not originate residential loans and therefore is not subject to governmental regulation as a lender, bank, mortgage broker, or other regulated financial institution. Our business focuses on transactions that are not subject to governmental regulation and we intend to maintain this business focus for the foreseeable future.

EMPLOYEES

As of December 31, 2012 the Company had one paid employee, Virginia Walters, an executive officer holding the position of Treasurer.

REPORTS TO SECURITY HOLDERS. The Company is currently obligated to file periodic reports with the United States Securities and Exchange Commission in accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company is required to file quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K. The Company is currently classified as a Smaller Reporting Company under applicable SEC regulations.

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

Not applicable to Smaller Reporting Companies.

ITEM 1B.

Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

ITEM 2.

Properties

The Company’s principal executive offices are located at 3773 West 5th Avenue, Suite 301, Post Falls, ID 83854. We have a month-to-month tenancy for our executive offices with West 3773 Fifth, LLC.  We believe that our office facilities are adequate for our present business activities.  Our annual rent is $9,000. The premises are owned by West 3773 Fifth, LLC which is100% owned by John and Wendy Coghlan.  John Coghlan is the chairman of our board of directors, President, CEO and CFO and a major shareholder.

The majority of the properties owned by Genesis were acquired through foreclosure of various loans in our loan portfolio.  As of December 31, 2012, our REO properties have a total net carrying value of $450,877.  The following table summarizes our REO properties:

Description	Location	Date Acquired	Units/Acres
Undeveloped residential acreage	Kennewick, WA	9/17/2008	8 acres
Undeveloped recreational-residential-commercial acreage	Hermiston, OR	8/03/2010	0. 353 acres
Undeveloped residential acreage	North Edwards, CA	5/20/2010	385 acres
One (1) lot and % RV park with clubhouse	Cusick, WA	8/13/2008	1 RV lot and 1.36% of RV park

ITEM 3.

Legal Proceedings

Presently, we are not subject to any material legal proceedings.  In the normal course of business, Genesis is the initiator of legal proceedings associated with judicial foreclosures related to our loan portfolio.

ITEM 4.

Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Pinksheets.  The following table sets forth the high and low bid prices of our common stock for the quarters ending December 31, 2012 and 2011 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2011	High	Low
March 31	$1.05	$ .30
June 30	$ .82	$.60
September 30	$ .71	$.45
December 31	$.52	$.47

Fiscal 2012	High	Low
March 31	$1.01	$.52
June 30	$.65	$.40
September 30	$.60	$.35
December 31	$.51	$.36

(a)

Holders

As of December 31, 2012 our company had approximately 98 shareholders of record of its common stock holding 10,571,608 common shares and has approximately 42 shareholders of its Series B preferred stock holding 1,815,000 preferred shares.

(b)

Dividends

There are no restrictions imposed on the Company, which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.  However, upon issuance of the Series "B" Preferred stock, the Company determined that a beneficial conversion feature of $1,102,250 and $194,833 had been realized for the years ended December 31, 2012 and 2011, respectively. This beneficial conversion feature was recognized as a deemed dividend distribution to the preferred shareholders on the date of issuance because the preferred stock is convertible at the option of the holder immediately upon issuance.  As of December 31, 2012, 2,000,000 Series "B" preferred shares had been sold with net proceeds of $2,000,000.

(c)

Recent Sales of Unregistered Securities.

None.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2012.  Information is included for equity compensation plans not approved by our security holders.

Table No. 2

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	1,300,000(1)		-0-
Equity Compensation Plans not approved by security holders	1,000,000(2) 261,000(3)	$0.20 $0.60	-0-
Total	2,561,000		-0-

(1)  Original stock option plan was 650,000 shares, but has been adjusted for a 2 for 1 forward stock split which occurred on January 2, 2007.

(2)  On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options each to John Coghlan, President and Director of the Company, Greg M. Wilson, attorney for the Company, and James Bjorklund and Wes Sodorff, advisors to the Company. The stock options, representing 1,000,000 common shares, have an exercise price of $0.20 per share. They expire December 31, 2013.

(3) On June 20, 2012 the board of directors authorized the issuance of 65,250 common stock options each to John R. Coghlan, President and Director of the Company, Virginia Walters, Treasurer and Director of the Company, Michael Kirk, Vice-President and Director of the Company and Wes Sodorff, advisor to the Company.  The stock options representing 261,000 common shares have an exercise price or $0.60 per share. They expire June 20, 2017.

During fiscal year ending December 31, 2012, 261,000 options were issued, no options were exercised and none expired.

ITEM 6.

Selected Financial Data

Smaller Reporting Companies are not required to provide this data.

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate loans ("loans"), and originating commercial real estate hard money loans. We purchase loans at a discount and hold them for sale for a relatively short period to provide seasoning and value appreciation. After the holding period, we sell the loans. We expect to derive operating revenues from resales of loans at a profit, and from interest income derived from loans during the holding period. We originate commercial real estate loans and sell the loan, or participations in those loans, to accredited private investors.  From time to time, we also consider other forms of cash flow instruments when warranted.  Genesis has also invested in two private companies with a view toward diversifying its investment portfolio.

PLAN OF OPERATIONS

Over the course of the next twelve months, we will continue to concentrate on resolving delinquencies and repossession situations, raising capital to acquire income producing real estate, and make new short term bridge loans in the real estate industry.  We are not capitalized at a level that allows holding of significant amounts of loans and as a result, we will continue to work toward short term turnover.

It is the goal of the company to grow its capital base where the overhead from being a public company does not represent such a large percentage of operating cash flow from invested assets.

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2012 compared to year ended December 31, 2011.

Net loss from operations for the years ended December 31, 2012 and 2011 were ($751,417) and ($580,646), respectively.  The primary reasons for the losses were fair value adjustments, non cash interest expense, and legal and auditing expenses related to public company reporting requirements.

During the years ended December 31, 2012 and 2011, the Company recognized $143,492 and ($22,166), respectively, of interest, processing fees and other revenues. The Company wrote off interest receivable due to transfer to real estate owned of $-0- and $108,412 during the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, loans held for sale totaled $1,279,074 and $598,251, respectively. The increase in 2012 is due to the purchase of assets of Genesis Holdings, Inc. (“GHI”) and Genesis Holdings I, Inc. (“GHII”)

Of the loans held for sale at December 31, 2012 and 2011, 41% and 52% loans, respectively, were in default.  The loan balance values were $516,500 at December 31, 2012 and $305,919, at December 31, 2011. At December 31, 2012 four of the eleven loans in default are in legal proceedings for repossessions.

At December 31, 2012 and 2011, real estate owned totaled $450,877 and $1,095,353, respectively.  The decrease in REO’s is the result of a transfer to real estate company (Tioga, LLC) and the sale of two properties. These properties were listed for sale.

During 2012 and 2011, we repossessed no and one, respectively, properties which represented real property collateral under our loans portfolio.

In each instance of payment default, it is Genesis’ policy to stop accruing interest income when delinquency status is reached. Genesis also performs a review of the adequacy of collateral on each default and records a write-down to market value if the collateral value is less than the loan’s principal balance on an aggregate basis by loan type. For this purpose, Genesis categorizes loans as residential, commercial, land, and other.

General and Administrative Expenses

General and administrative expenses (“G&A”) for fiscal years ended December 31, 2012 and 2011 were $184,508 and $141,537, respectively. G&A primarily consists of executive compensation, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2012 and 2011 were $42,971 and ($225,607), respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2012	$ 42,971	Increase due to stock based compensation
2011	($225,607)	Decrease in management compensation

Interest Expense

For the years December 31, 2012 and 2011, interest expense amounted to $90,896 and $82,167, respectively.

Interest expense was associated with our lines of credit with RiverBank, an unaffiliated lender and a convertible note payable to John R. Coghlan, a director and executive officer.

Loan Portfolio Composition

For the years ended December 31, 2007 through 2012, the loan portfolio of purchased, sold and originated is as follows.

Table No. 3

Loan Types Purchased, Sold and Originated

2007
		Residential		Commercial		Land		Other
Originated	13	$1,655,542	8	$597,789	15	$2,975,050	4	$293,367
Purchased	-	$0	1	$415,029	1	$305,000	-	$0
Sold	2	$924,307	1	$40,000	2	$224,651	-	$0

2008
		Residential		Commercial		Land		Other
Originated	4	$401,150	2	$1,435,995	-	$0	4	$266,198
Purchased	3	$72,638	1	$262,796	2	$232,654	-	$0
Sold	2	$259,800	2	$1,462,796	-	$0	1	$60,000

2009
		Residential		Commercial		Land		Other
Originated	1	$87,046	-	$0	3	$140,868	1	$165,000
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	-	$0	-	$0	1	$70,868	1	$165,000

2010
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	4	$124,127	-	$0
Purchased	-	$0	-	$0	1	$12,000	-	$0
Sold	-	$0	-	$0	-	$0	-	$0

2011
		Residential		Commercial		Land		Other
Originated	1	$49,950	-	$0	-	$0	-	$0
Purchased	-	$0	3	$76,000	1	$25,000	-	$0
Sold	4	$116,170	1	$25,000	1	$16,500	-	$0

2012
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	1	$30,000
Purchased	13	$562,816	4	$412,514	2	$113,300	-	$0
Sold	2	$18,344	2	$183,361	-	$0	2	$42,495

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash are from related party loans, unaffiliated party loans, funding agreements and common and preferred stock private placements. The Company anticipates that our primary uses of cash will be adequate in order to meet the demands upon its current operations, and there will not be a need for additional funds to finance ongoing acquisitions of seller financed real estate loans and originations of commercial real estate hard money loans, and the expense of loan foreclosure and the maintenance and resale costs associated with REO properties.

At December 31, 2012 and December 31, 2011, we had cash available of $153,887 and $22,117, respectively, and $250,000 was available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate of 5%.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2013, is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At December 31, 2012, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,450,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit loan agreement. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the economic conditions, CFC has agreed to waive all interest beginning October 1, 2010 and the 12% default rate.

Our capital resources have been adequate to fund our operations at a reasonable level during the year ended December 31, 2012 covered by this Annual Report.  We have paid close attention to our loans and maintained our funding requirements within our available resources. We receive interest and principal reductions (typically monthly) on loans which we hold in inventory.  We would require an increase in our capital base and an improvement in the real estate markets in order to increase revenue and create profitability.

For the years ending December 31, 2012 and 2011, our net cash flows provided (used) by operating activities were $206,306 and ($36,904), respectively.  The reason for the increase for the year ended December 31, 2012 was the purchase loans from GHI and GHII, fair value adjustment and stock base compensation.

For the year ended December 31, 2011, 1,149,500 shares of preferred stock were sold with proceeds of $1,149,500.

For the years ending December 31, 2012 and 2011, our net cash provided (used) by financing activities was ($247,107) and $249,498 respectively.  The reason for the decrease for the period ended December 31, 2012 was the decreased balance of the Riverbank line of credit while the increase for the period ended December 31, 2011 was derived from the sale of preferred stock in excess of debt-related payments.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2012 and 2011, the total combined balances on the lines of credit were $1,450,000 and $1,697,107 respectively. Interest expense on the lines of credit will fluctuate in future periods with loan reductions. The decrease for the lines of credit for the years December 31, 2012 and 2011, were $247,107 and $340,002, respectively.

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan. The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred Stock for every $1.00 Dollar outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred Stock. The beneficial conversion feature was based upon the difference between the fair value of the preferred stock into which the note is convertible at the date of issue ($378,750) less the face value of the note ($250,000).  The fair value of the preferred stock at the date of issue was calculated based upon the fair value of the shares of common stock (2.5 shares of common stock for each 1 shares of preferred stock or 625,000 shares) into which the preferred stock was convertible at the date of issue.

As discussed in detail in Item 13 concerning related party transactions, we entered into a variety of business transactions with John R. Coghlan, Coghlan Family Corporation, Coghlan, LLC, West 3773 Fifth, LLC, Genesis Holdings, Inc. Genesis Holdings II, Inc., Genesis Finance Corporation and JM Growth Enterprises, LLC.  These related party transactions served two distinct and different cash generating business purposes.  As a part of the Company's operations, it sells loans from time to time to investors.  Historically, Coghlan, LLC, Genesis Holdings, Genesis Holdings II and JM Growth Enterprises have acted as investors by purchasing loans from the Company.  We believe that these loan sale transactions have been and will be offered to other investors in arms-length transactions.  Generally, all transactions between the Company and John Coghlan related parties represent transactions designed to generate liquidity for the Company's business operations including note payments to Riverbank.  In the case of these Coghlan related transactions, Michael Kirk is solely responsible for setting the transaction values.  In July 2012, we purchased the assets of Genesis Holdings, Inc. and Genesis Holdings II, Inc.  We do not anticipate that the Genesis Holdings companies will purchase any of our loans in the future.

The Company’s principal sources of cash are from loan sales, related party loans, unaffiliated third party loans and common and preferred stock private placements. The Company anticipates that our primary sources of cash are adequate in order to meet the demands upon its current operations, as well as funds to finance ongoing acquisitions of seller financed real estate loans, the originations of commercial real estate hard money loans, the expense of litigating the delinquent loans and the maintenance and resale costs of repossessed properties.

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,000,000 shares of Series “B” Preferred Stock. The designated Series “B” Preferred Stock consists of 2,000,000 with a par value $1.00; is non-dividend bearing, convertible to common at $.40 per share subject to any recapitalization. On October 18, 2012, we increased the authorized Series “B” Preferred shares to 2,290,000 shares by amendment to our articles of incorporation. The holders of the Preferred Stock will be entitled to receive, prior and in preference to any distributions to the holders of the common stock.  Each share of the Preferred Stock is convertible into two and one-half common stock shares at the option of the holder.  Each share of Series “B” Preferred Stock can automatically be converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series “B” Preferred Stock holders. During the ended December 31, 2012 and 2011, we had 142,500 and 42,500 shares of Series “B” converted to 356,250 and 106,250 shares of common stock.

As of December 31, 2011, 2,000,000 shares had been sold with net proceeds of $2,000,000.

The following table presents changes in cash flow data for the periods indicated.

CASH FLOW DATA:	2012	2011

Net cash provided by (used in) operating activities	$206,306	($36,904)
Net cash provided by (used in) investing activities	$172,571	($307,932)
Net cash provided by (used in) financing activities	($247,107)	$249,498

The primary reasons for the changes in cash provided by (used in) operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2012	$243,210	Purchases made with common stock.
2011	($107,423)	Write-off of interest receivable offset by increase in fair value adjustment.

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2012	$480,503	No purchases of investment in 2012 plus cash received from acquisition of GHI and GHII
2011	($442,068)	Investments made in two private companies of $300,000 in 2011 compared to $750,000 in 2010.

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2012	($496,605)	Paying off /down the debt, no proceeds from sale of preferred stock
2011	($697,878)	Sale of stock in private placements , net of pay down on debt

Our capital resources have occasionally been strained, but were adequate to support our operations at a reasonable level during the fiscal year covered by this Annual Report. We have paid close attention to our loan portfolio and have managed our cash flow within our available financial resources. We were able to control our funding rate by adjusting our pricing, tightening our underwriting, and/or discontinuing certain product lines. The strains on our capital have been largely caused by increased litigation expenses, as well as increased repossession maintenance, holding and resale costs, coupled with lower resale values. We received interest and principal reductions (typically monthly) on loans pending sale, and the interest rate spread between the cost of our lines of credit, or the participation sales to private investors, and our weighted average contract yield provided operating capital which sustained our operations during the reported periods.  The origination fees generated from the commercial loans contributed additional operating capital. We would require an increase in cash, and an improvement in the real estate markets, in order to grow the company, and create profitability.  Until such time as that happens, we believe that cash utilized to grow our asset base will continue to decline in both size and value, and capital resources will remain strained.

ITEM 7A.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable to small reporting companies.

ITEM 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genesis Financial, Inc.

We have audited the accompanying balance sheets of Genesis Financial, Inc. (“the Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Financial, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 15, 2013

GENESIS FINANCIAL, INC.
Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$153,887	$22,117
Interest and other receivables	93,849	185,678
Related party receivable	-	9,654
Investments in real estate limited liability corporations	436,155	-
Loans held for sale	1,279,074	598,251
Real estate owned	450,877	1,095,393
Total current assets	2,413,842	1,911,093

NON-CURRENT ASSETS:
Long-term investments, at cost	1,250,000	1,750,000
Marketable equity securities, at fair value	1,018,500	-
Office equipment, net of accumulated depreciation of $1,815 and $451, respectively	6,118	7,481
Total non-current assets	2,274,618	1,757,481
Total assets	$4,688,460	$3,668,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,450,000	$1,510,000
Line of credit, bank	-	187,107
Other current liabilities	11,242	27,120
Total current liabilities	1,461,242	1,724,227

LONG-TERM LIABILITIES:
Convertible note payable to officer, net of discount of $0 and $62,611, respectively	250,000	187,389

COMMITMENT AND CONTINGENCIES: (Notes 6 and 12)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, 1,815,000 and 1,957,500 issued and outstanding, respectively	1,815,000	1,957,500
Common stock, $.001 par value; 100,000,000 authorized, 10,571,608 and 7,863,358 issued and outstanding, respectively	10,571	7,863
Additional paid-in capital	6,005,420	4,412,451
Accumulated deficit	(5,372,273)	(4,620,856)
Accumulated other comprehensive income	518,500	-
Total stockholders’ equity	2,977,218	1,756,958
Total liabilities and stockholders' equity	$4,688,460	$3,668,574

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations and Other Comprehensive Income (Loss)

	December 31,
	2012	2011
REVENUE:
Interest, (net of write-offs), processing fee
and other income	$143,492	$(22,166)
Net revenues	143,492	(22,166)

EXPENSES:
Fair value adjustment	467,539	334,776
Write-off of receivable	151,965	-
Salaries	45,000	-
Management fee - affiliate	-	18,000
Interest expense, related party	82,665	69,301
Interest expense, other	8,231	12,866
Office occupancy and other	139,508	123,537
Total operating expenses	894,908	558,480

NET INCOME (LOSS)	(751,416)	(580,646)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on marketable equity security	518,500	-

OTHER COMPREHENSIVE INCOME (LOSS)	$(232,916)	$(580,646)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.08)	$(0.07)

WEIGHTED AVERAGE SHARE OUTSTANDING BASIC AND DILUTED	9,071,641	7,783,529

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(751,416)	$(580,646)
Noncash items included in net income (loss):
Fair value adjustment	467,539	334,776
Write-off of interest receivable	-	108,412
Write-off of receivable	151,965	-
Depreciation	1,363	451
Stock based compensation	41,977	-
Amortization of discount on convertible note payable	62,611	63,493
Changes in assets and liabilities:
Interest and other receivables	(60,136)	50,098
Related party receivable	9,654	37,586
Loans held for sale	203,897	(33,238)
Real estate owned	98,385	50,012
Other current liabilities	(19,533)	(67,848)
Net cash provided (used) in operating activities	206,306	(36,904)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	(7,932)
Investment Flyback Energy, Inc.	-	(50,000)
Investment AWG International, Inc.	-	(250,000)
Proceeds from sale of investment in real estate company	75,000	-
Cash received in purchase of GHI and GHII	97,571	-
Net cash used by investing activities	172,571	(307,932)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of preferred stock in private placement	-	1,149,500
Payments on note payable - Flyback Energy, Inc.	-	(560,000)
Borrowings (repayment) line of credit with affiliate, net	(60,000)	(240,845)
Borrowings (repayment) from line of credit from bank, net	(187,107)	(99,157)
Net cash provided (used) by financing activities	(247,107)	249,498
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	131,770	(95,338)
CASH, BEGINNING OF PERIOD	22,117	117,455
CASH, END OF PERIOD	$153,887	$22,117
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid in cash	$28,286	$18,674
NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans held for sale transferred to real estate owned	$-	$282,500
Common stock issued for GHI and GHII assets	$1,411,200	$-
REO transferred to investment in real estate company	$282,500	$-
Conversion of Preferred Stock to Common Stock	$142,500	$42,500

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2011and 2012
					Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated (Deficit)	Total
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
BALANCES, DECEMBER 31, 2010	7,757,108	$7,758	850,500	850,500	$4,370,056	$-	$(4,040,210)	$1,188,104
Sale of preferred stock	-	-	1,149,500	$1,149,500	-	-	-	1,149,500
Conversion of preferred stock	106,250	105	(42,500)	(42,500)	42,395	-	-
Net loss	-	-	-	-	-	-	(580,646)	(580,646)
BALANCES, DECEMBER 31, 2011	7,863,358	$7,863	1,957,500	$1,957,500	$4,412,451	$-	$(4,620,856)	$1,756,958

Conversion of preferred stock	356,250	356	(142,500)	(142,500)	142,144	-	-	-
Acquisition of Genesis Holdings, Inc. and Genesis Holdings II, Inc.	2,352,000	2,352	-	-	1,408,848	-	-	1,411,200
Unrealized gain on marketable equity security	-	-	-	-	-	518,500	-	518,500
Compensation expense for stock options	-	-	-	-	41,977	-	-	41,977
Net loss	-	-	-	-	-	-	(751,416)	(751,416)
BALANCES, DECEMBER 31, 2012	10,571,608	$10,571	1,815,000	$1,815,000	$6,005,420	$518,500	$(5,372,272)	$2,977,219

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

The Company invests in loans using investor funds, equity funds and funds generated from external borrowings including a line of credit facility from an affiliated stockholder and banks.

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

Investment in real estate companies – Investments in real estate companies are recorded as cost when initially acquired.   These companies are typically limited liability companies. For investment in real estate companies in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For investment in real estate companies in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the underlying real estate companies’ earnings and losses is included in the statement of operations. For investments in real estate companies where the Company holds more than 50% of the voting interest and has significant influence, the real estate company is consolidated with the presentation of non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the company’s board of directors. The Company recognizes an impairment charge when a decline in the fair value of its investments below the carrying amount is judged to be other-than-temporary.

Loans held for sale – Loans held for sale are initially recorded at the lower of cost or fair value.  Loans held for sale are measured at fair value on a recurring basis.  Fair value for these loans is determined by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower, then projecting the amount and timing of cash flows, including collateral liquidation if repayment weaknesses exist.  The Company considers any valuation inputs related to loans held for sale to be Level 3 inputs.  Interest on loans held for sale is included in interest income during the period held for sale.  Typically, the Company attempts to sell loans three to twelve months after acquisition. It is the policy of the Company not to hold any loans long-term for investment purposes.

Real estate owned – Real estate owned (“REO”) (acquired through a loan default and collateral foreclosure) is recorded at fair value on a non-recurring basis.  Upon transfer of a loan held for sale to REO, properties are recorded at amounts which are equal to the fair value of the properties based on the following inputs: (1) appraisal provided by a certified appraiser, (2) BPO (Broker’s Pricing Opinion) provided by a qualified real estate broker, (3) site inspection by qualified management of the Company, or (4) a combination of all of the above.  Periodically, non-recurring fair value adjustments to REO are recorded to reflect additional write-downs based on the same inputs.  The Company considers any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

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

Genesis Financial, Inc.

Notes to Financial Statements

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive. The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of December 31, 2012 and 2011:

	2012	2011
Stock options	1,261,000	1,000,000
Convertible preferred stock	4,537,500	4,893,750
Convertible debt	625,000	625,000
Total possible dilution	6,423,500	6,518,750

Share-Based Compensation – The Company periodically issues common shares or options to purchase shares of the Company’s common shares to its officers, directors or other parties.  These issuances are valued at market, in the case of common shares issued, or at fair value in the case of options.  The Company uses a Black Scholes valuation model for determining fair value of options, and compensation expense is recognized ratably over the vesting periods on a straight line basis.  Compensation expenses for grants that vest upon issue are recognized in the period of grant.

Reclassifications – Certain reclassifications have been made to conform prior years’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 - LOANS HELD FOR SALE:

The Company's carrying value of loans held for sale consisted of the following:

	Year Ended December 31,
	2012	2011
Residential	$507,145	$116,931
Land	84,942	93,715
Commercial	656,987	331,302
Other	30,000	56,303
Total	$1,279,074	$598,251

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Beginning Balance	$598,251	$1,015,832
New loans	175,805	120,000
Purchased from GHI and GHII	958,944
Principal payments received	(135,502)	(75,336)
Sales of loans	(244,200)	(11,426)
Fair value adjustment	(74,224)	(168,319)
Transferred to REO	-	(282,500)
Ending Balance	$1,279,074	$598,251

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 3 - REAL ESTATE OWNED:

The Company’s real estate owned consisted of the following:

	Year Ended December 31,
	2012	2011
Residential	$-	$81,956
Land	450,613	763,437
Commercial	264	250,000
Total	$450,877	$1,095,393

The following table presents the change in balance sheet carrying values associated with REO:

	Year Ended December 31,
	2012	2011

Beginning Balance	$1,095,393	$1,029,362
Proceeds from sales of REO	(92,548)	(40,790)
Fair value adjustment	(390,412)	(166,457)
Net change in holding costs	(8,742)	(9,222)
Purchased GHI and GHII	129,686	-
Transferred from Loans Held for Sale	-	282,500
Transferred to real estate company	(282,500)	-
Ending Balance	$450,877	$1,095,393

NOTE 4 – ACQUISITION OF GHI AND GHII ASSETS:

On July 19, 2012, the Company acquired cash, investments in two real estate companies, loans held for sale and real estate owned that was previously owned by Genesis Holding, Inc (“GHI”) and Genesis Holding II, Inc. (“GHII”).   The consideration paid by the Company was 2,352,000 shares of its common stock with a fair value of $0.60 per share on the date of the transaction for a total consideration of $1,411,200.

Cash	$97,571
Loans held for sale	958,944
Real estate owned	129,685
LLC membership	225,000
Total Acquisition	$1,411,200

The management members of GHI, GHII, and the Company are the same individuals.  John Coghlan is the President and Chairman of the Board of Directors of GHI; Virginia Walters is the Treasurer; and Mike Kirk is the Secretary and member of the board of directors. The management of GHI participates in the management of the Company.  Coghlan Family Corporation is a shareholder of GHI.   Mike Kirk is the President and Chairman of the Board of GHII and John Coghlan is the Secretary and Treasurer

NOTE 5 - INVESTMENTS:

Long term investments:

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

Genesis Financial, Inc.

Notes to Financial Statements

The Flyback Series "B" Preferred shares are convertible into Flyback common shares on a one for one (1:1) basis and the conversion pricing is subject to adjustments for certain diluting issues of common stock, subdivisions or combinations of common stock, reclassifications, exchanges and/or substitutions of stock.

Flyback Energy, Inc. is a privately-held company that has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

Marketable Equity Security:

The Company purchased 109,906 shares of the AWG International, Inc., (“AWGI”) common stock for $500,000 ($250,000 each in 2010 and 2011).  In July 2012, AWGI was acquired by MIP Solutions, Inc. in a share exchange transaction (the "Acquisition").  In connection with this Acquisition, the Company’s 109,906 shares of AWGI common stock were converted into 7,380,433 shares of AWG International Water Corporation (formerly MIP Solutions, Inc.).  MIP Solutions, Inc. changed its name to AWG International Water Corporation and its common stock quoted on the OTC Electronic Bulletin Board. Prior to the Acquisition, the Company accounted for its investment in AWGI as a long term investment because AWGI’s capital stock was not publicly traded. Once the Acquisition occurred and the shares were tradable publicly, the Company changed the method of accounting for this investment to an investment in a marketable equity security. Under this accounting, the investment is presented at fair value on the balance sheet and the resulting unrealized gain or loss is recognized as other comprehensive income.

At December 31, 2012 the quoted market value of AWGI was $0.138 per share or $1,018,500 resulting in an unrealized gain of $518,500 for the year.   The investment is measured using Level 1 fair value inputs.

AWG International, Inc. designs and builds proprietary systems Air-to-Water machines for residential and commercial applications.

Investments in Real Estate Companies:

The Company acquired investments in two real estate companies with the GHI and GHII transaction (see Note 4).  The ownership percentage of each was 9% and 21%.  The Company sold the 21% investment during 2012 for cash proceeds of $75,000, the carrying value of the investment on the date of sale. In December 2012, the Company invested in a newly incorporated real estate limited liability company.  The Company’s initial investment was a real estate owned that had a carrying value of $282,500 on the date of transfer.  At December 31, 2012, the new company has no other assets or liabilities.

NOTE 6 - LINES OF CREDIT:

Bank line of credit:  At December 31, 2011, the Company had a promissory note with Riverbank, with a balance owing of $187,107, with a variable interest rate equal to the prime rate index (as published in the Wall Street journal) plus 1%, with a floor of 6%. The rate at December 31, 2011 was 6%. The line had a term of 14 months, and an origination fee of 1/2%, or $2,369.  The payments are due monthly on any accrued interest. This note matured on June 1, 2012.

On June 27, 2012, Genesis entered into a $250,000 line of credit with RiverBank, bearing indexed interest rate as published by the Wall Street Journal or 5% whichever is greater. At the time of the loan the indexed rate was 3.25%.  At December 31, 2012, the balance owing is $ - 0 -. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

Line of credit - affiliated company: the Company had a $2,500,000 Line of Credit Agreement with the CFC, with balances owing of $1,450,000 and $1,510,000 at December 31, 2012 and 2011, respectively. CFC is an affiliated company controlled by John R. Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the RiverBank line of credit. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 12% default rate.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 7 - NOTES PAYABLE

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 12). The note accrues interest at 8% per annum with interest and balance initially due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred stock for every $1.00 outstanding of the note payable and related accrued interest.  In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note and is fully amortized at December 31, 2012. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred stock.  The beneficial conversion feature was based upon the difference between the fair value of the preferred stock into which the note is convertible at the date of issue ($378,750) less the face value of the note ($250,000).  The fair value of the preferred stock at the date of issue was calculated based upon the fair value of the shares of common stock (2.5 shares of common stock for each 1 shares of preferred stock or 625,000 shares) into which the preferred stock was convertible at the date of issue. On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2015.

At December 31, 2010, in connection with the Company’s purchase of Flyback Energy, Inc.’s (FEI’s) preferred stock (see Note 5), the Company entered into a note payable agreement with FEI on November 23, 2010 for $700,000 to be paid in monthly installments of $140,000 through April 2011 plus interest at .035% per annum.  This note was paid in full during April 2011.

NOTE 8 - SERIES “B” PREFERRED STOCK

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,000,000 shares of Series “B” Preferred Stock.  The designated Series “B” Preferred Stock consists of 2,000,000 shares with a par value $1.00; is non-dividend bearing, convertible to Common Stock at $.40 per share subject to any recapitalization.  On October 18, 2012, the Company filed Articles of Amendment which increased the Series “B” Preferred stock to 2,290,000 shares. The holders of the Preferred Stock will be entitled to receive, prior and in preference to any Distributions of any assets of the Corporation to the holders of the Common Stock.  Each share of the Preferred Stock is convertible into two and one-half common stock shares at the option of the holder.  Each share of Series “B” Preferred Stock can automatically converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series “B” Preferred Stock holders. A total of 2,000,000 shares of preferred stock was sold in 2010 and 2011 for proceeds of $2,000,000.

During the year ended December 31, 2010, 850,500 shares had been sold with net proceeds of $850,500. During the year ended December 31, 2011, an additional 1,149,500 shares were sold for net proceeds of $1,149,500.  The remaining 290,000 Series “B” shares have been reserved in connection with the December 15, 2010 convertible note agreement with John R. Coghlan referenced in Note 6 above.

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

NOTE 9 - STOCK OPTIONS

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

During the year ended December 31, 2012, the Company authorized the issuance of 65,250 common stock options each to John Coghlan, President of the Company, Michael Kirk, Secretary of the Company, Virginia Walters, Treasurer of the Company, and Wes Sodorff, advisor to the Company. The stock options, representing 261,000 common shares, have an exercise price of $0.60 per share and expire five years from the date of the grant.  The options vest at the rate of 20% per year with the first 20% vested upon issuance.  After the granting of these options, no options are available for future grants under the plan.  No options were issued during 2011.

Genesis Financial, Inc.

Notes to Financial Statements

The fair value of the options granted during the year ended December 31, 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

Weighted average fair value of options granted	$0.54
Expected stock price volatility	143.56%
Risk-free interest rate	0.74%
Expected life of options (in years)	5.0

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

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2012 was $310,000 based on the Company’s closing stock price of $0.51 per common share at December 31, 2012.  Compensation expense relating to stock options granted during the year ended December 31, 2012 was $41,977 and is classified as ‘office occupancy and other expenses’. Unrecognized compensation related to these options is $97,946 and will be recognized over the next 3.5 years

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding and exercisable, December 31, 2010 and 2011	1,000,000	$0.20	2.5 years
Granted	261,000	$0.60	4.5 years
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2012	1,261,000	$0.28	2.9 years
Exercisable at December 31, 2012	1,052,500	$0.22

NOTE 10 – INCOME TAX:

Components of the Company’s deferred income tax assets are as follows:

	December 31,
	2012	2011
Net operating loss carry forward	$ 1,028,000	$ 921,000
Fair value adjustment	704,000	522,000
Stock-based compensation	82,000	65,000
Reserves	20,000	-
Deferred tax asset	1,834,000	1,508,000
Less valuation allowance	(1,834,000)	(1,508,000)
Net deferred tax asset	$ 0	$ 0

The deferred tax assets were calculated assuming a 39% tax rate at December 31, 2012 and December 31, 2011.  The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss) primarily due to state income taxes, net operating loss carryovers and provisions for losses.

At December 31, 2012, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $2,800,000 expiring through 2032.  Because management does not believe it is more likely than not that the carry forward will be utilized, the related deferred tax asset has been fully reserved.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and have recognized that certain tax positions taken in the 2009 through 2012 years could result in minor adjustments to the fair value adjustments for tax purposes.  However, these adjustments would not result in a tax provision as they would result in revisions to the net operating loss carryforward amount.

Genesis Financial, Inc.

Notes to Financial Statements

Management has determined that the Company is subject to examination of income tax filings in the United States for the 2009 through 2011 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of cash and cash equivalents and lines of credit approximate fair value.  The carrying values of the convertible note payable to officer approximate fair market value as it is based on market rates of interest.  The fair value of the long-term investment at December 31, 2012 is approximately $1.9 million based upon of the fair value of the common stock of the underlying investment.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$153,887	$153,887	$-	$-
Marketable equity security	1,018,500	1,018,500	-	-
Loans held for sale	1,279,074	-	-	1,279,074

	Fair value at December 31, 2011
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$22,117	22,117	$-	$-
Loans held for sale	598,251	-	-	598,251

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s marketable equity security investment is valued using quoted market prices, and accordingly, is included in Level 1.

The fair value of the Company’s loans held for sale is determined by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower, then projecting the amount and timing of cash flows, including collateral liquidation if repayment weaknesses exist.  The Company considers any valuation inputs related to loans held for sale to be Level 3 inputs.  See changes in the fair value of this Level 3 valuation in Note 2.

NOTE 12 — RELATED-PARTY TRANSACTIONS:

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation, Coghlan, LLC, and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is 100% owned by John and Wendy Coghlan (husband and wife). Genesis Holdings, Inc. is a Washington Corporation, which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc. Genesis Finance Corporation is 100% owned and controlled by Michael Kirk. Virginia Walters is the company’s treasurer.  Michael Kirk is the company’s secretary.

Genesis Financial, Inc.

Notes to Financial Statements

In addition to the transaction described in Note 4 and Note 6, Genesis Financial, Inc. had the following related party transactions for the years ended December 31, 2012 and 2011.

Years Ended December 31, 2012 and 2011:

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

Coghlan Family Corporation “CFC”

On March 9, 2011, CFC purchased 200,000 shares of Series “B” Preferred Stock being offered by the company for $200,000.

On April 12, 2011, CFC purchased an additional 19,000 shares of Series “B” Preferred Stock being offered by the company for $19,000.

There was no activity for the year ended December 31, 2012.

Genesis Holdings, Inc.

The Company charged Genesis Holdings, Inc. $11,220 in management fees and $5,617 in servicing fees for 2012 and $24,880 in management fees and $12,455 in servicing fees for 2011.

Genesis Holdings II, Inc.

The Company charged Genesis Holdings II, Inc. $1,940 in management fees and $971 in servicing fees for 2012 and $3,929 in management fees and $1,967 in servicing fees for 2011.

West 3773 Fifth, LLC

On October 20, 2011, the Company entered into a month-to-month tenancy with West 3773 Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $750.

On January 13, 2012, West 3773 Fifth, LLC purchased $25,000 interest in a loan held for sale by the company. No gain or loss was recognized on this sale because it was sold at carrying value.

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2012 and 2011, or any interim periods.  We have not had any other changes in, nor have we had a disagreement, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2012, the Directors and Executive officers were as follows:

Name	Age	Position
John R. Coghlan	70	President, CEO, CFO, Chairman of the Board, Director
Virginia Walters	39	Treasurer, Director
Michael A. Kirk	61	Secretary, Director

As of December 31, 2012, Genesis operated with three Executive Officers and a three member Board of Directors. The Company anticipates adding additional board members during the next twelve months. The following are brief biographical descriptions of the current Executive Officers and Directors of Genesis.

JOHN R. COGHLAN, President, Chief Executive Officer, Chief Financial Officer, Director and Chairman of the Board, age 70, became a Director on January 2, 2006. Mr. Coghlan is a retired C.P.A. Mr. Coghlan became responsible for the overall management of operations on January 1, 2010. Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, the Coghlan Family Corporation, a privately held family business that manages family investment accounts, has employed Mr. Coghlan.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grandchildren.

Labor Ready, Inc. is an international provider of temporary labor with 769 locations as of March 28, 2003 and annual revenues of $862.7 million for the year ended December 31, 2002.  At the time Mr. Coghlan retired from Labor Ready in 1996, it operated 200 locations and generated $163 million in annual revenues.

MICHAEL A. KIRK, Secretary and Director, age 61, will act in an advisory capacity to the Board of Directors.  He will oversee and be directly involved with buying, underwriting, and any real estate related transactions.  Mr. Kirk is a founder of Genesis and has served as an officer and Director since inception in January, 2002.  Mr. Kirk will devote part time to the business.

Mr. Kirk is the President of Genesis Finance Corporation, a closely held corporation, which provides loan servicing function for Genesis Financial, Inc. From January 1, 2009 through December 31, 2012, the Company out-sourced all its operations and servicing functions to reduce expenses, and further tightened underwriting parameters, while management focused on selling repossessed collateral properties and reducing company debt.  Commencing January 1, 2011, Genesis Finance Corporation reduced its fee to $1,500 per month, payable in cash and/or reimbursed Genesis Finance Corporation office expenses to continue to manage the Genesis Financial loan portfolio.

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

VIRGINIA WALTERS, Treasurer and Director, Age 39. For the past five years, Ms. Walters has been an employee of Genesis Financial. She has acted in a variety of roles, including, accounting manager and custodian of the corporate records. Her role has included assisting company president and board of directors in the preparation of internal reports relating to the company’s real estate loans investment business. Ms. Walter’s skills and attributes demonstrated in these positions over the past five years qualify her for promotion to the office of Treasurer and as a member of the board of directors.

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

ITEM 11.

Executive Compensation

Compensation Discussion and Analysis

Compensation expenses for 2012 and 2011 were $41,988 and $45,000, respectively.

The following table set forth the compensation information on executive officers Michael A. Kirk, John Coghlan and Virginia Walters for the fiscal years ending December 31, 2012 and 2011.

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Comp ($)	All Other Compensation ($)	Totals
Michael Kirk	2011	$ -0-	-0-	-0-	-0-	-0-	-0-	$ -0-
Secretary	2012	$ -0-	-0-	-0-	$7,830	-0-	$6,000	$13,830
John Coghlan	2011	$ -0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2012	$ -0-	-0-	-0-	$7,830	-0-	-0-	$7,830
Virginia Walters	2011	$45,000	-0-	-0-	-0-	-0-	-0-	$45,000
Treasurer	2012	$45,000	-0-	-0-	$7,830	-0-	-0-	$52,830

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

The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT December 31, 2012

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
John Coghlan Chairman, CEO, CFO, President	250,000	-0-	$0.20/share	12/31/14
	65,250 (1)	-0-	$0.60/share	6/20/17
Virginia Walters, Treasurer	65,250 (1)	-0-	$0.60/share	6/20/17
Michael Kirk, Secretary	65,250 (1)	-0-	$0.60/share	6/20/17

Note:

(1) On June 20, 2012, John R Coghlan, Virginia Walters and Michael Kirk were granted options to purchase 65,250 common shares at $0.60 per share. The options will vest at 20% per year, with the first 20% vested upon issuance.

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

On June 20, 2012, John R Coghlan, Virginia Walters and Michael Kirk were granted options to purchase 65,250 common shares at $0.60 per share. The options will vest at 20% per year, with the first 20% vested upon issuance. The options expire on June 20, 2017.

Outstanding Equity Awards at Fiscal Year-End

On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options to John Coghlan, Co-president and Director of the Company. The stock option, representing 250,000 common shares, has an exercise price of $0.20 per share.

During fiscal year ended December 31, 2012, the Company issued executive officers and a consultant, a total of 261,000 common stock options.

Total outstanding option awards at the end of 2012 totaled 1,261,000.

Except as set forth above, there were no outstanding equity awards to any Executive Officer at the end of the fiscal year ended December 31, 2012 and 2011.

Director Compensation

There was no compensation to any Director during the fiscal year ended December 31, 2012.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.  The members of the Board of Directors performing these functions as of December 31, 2012, are Michael A. Kirk, John R. Coghlan and Virginia Walters.

Compensation Committee

The board of directors, in its Compensation Committee role, has discontinued all compensation for the Officers and Directors for the foreseeable future, with the exception of its Treasurer, Virginia Walters.

Audit Committee

The Board of Directors, in its Audit Committee’s role, will be responsible for selecting the Company’s independent auditors, approve the scope of audit and related fees, and review financial reports, audit results, internal accounting procedures, related-party transactions, when appropriate, and programs to comply with applicable requirements relating to financial accountability. The Audit Committee’s function will include the development of policies and procedures for compliance by the Company and its officers and directors with applicable laws and regulations.  The audit committee has reviewed and discussed the attached audited financial statements with management.  The audit committee has received written disclosures from the independent accountant required by Independence Standard Board Standard No. 1, as amended, as adopted by the PCAOB in Rule 3600T and has discussed the independence of the company’s certifying accountant.  Based on this review and discussion, the Board of Directors, in its audit committee role, recommended that the audited financial statements be included in this Annual Report.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 7,863,358 and 7,757,108 shares of common stock outstanding as of December 31, 2012 and 2011, respectively. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2012.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	December 31,
	2012		2011
Common Stock	Number	%	Number	%
Michael Kirk	328,383	4.64	365,000	5.97	(1)(6)
John R. Coghlan	6,716,833	58.98	6,066,187	58.20	(1)(2)(3)(6)
Virginia Walters	43,050	0.38	30,000		(4)(6)
Directors and executive officers as a group (3)	7,088,266	64.00	6,340,920	64.00

	December 31,
	2012		2011
Preferred Stock	Number	%	Number	%
Michael Kirk	-	-	-	-
John R. Coghlan	719,000	39.61	500,000	59.52	(5)
Directors and executive officers as a group(2)	719,000	39.61	500,000	59.52

(1)  250,000 shares have been pledged in favor of Coghlan Family Corporation

(2)  Represents 2,486,947 owned by Coghlan Family Corporation, 460,040 owned by Coghlan, LLC, 13,000 owned by West 3773 Fifth, LLC, 683,700 owned by John R. Coghlan and 1,797,500 shares of common stock equivalents based on Mr. Coghlan's ownership of 719,000 shares of Series "B" Preferred Stock which is convertible into 1,797,500 common shares and a $250,000 convertible note convertible into 625,000 common stock equivalents.  Mr. Coghlan has voting control over Coghlan Family Corporation, Coghlan LLC, and West 3773 Fifth LLC

(3)  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2012. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(4)  Virginia Walters was installed as Treasurer and as a member of the board of directors on October 20, 2011.

(5)  The Series "B" Preferred Stock is convertible into common shares at the option of the preferred shareholder at the conversion rate of 2.5 shares of common for each share of preferred.

(6) Includes 13,050 option shares which represent the 20% vesting on 65,250 option shares.

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

Coghlan Family Corporation, Coghlan, LLC, and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is 100% owned by John and Wendy Coghlan (husband and wife). Genesis Holdings, Inc. is a Washington Corporation, which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc. Genesis Finance Corporation is 100% owned and controlled by Michael Kirk.

Genesis Financial, Inc. had the following related party transactions for the years ended December 31, 2012 and 2011.

Years Ended December 31, 2012 and 2011:

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

John R. Coghlan

On June 20, 2012, John R Coghlan was granted options for 65,250 common shares at $0.60 per share. The options will at 20% per year, with the first 20% vested upon issuance. The options expire June 20, 2017.

One June 27, 2012, John R Coghlan personally guaranteed our Riverbank line of credit.

Coghlan Family Corporation “CFC”

On March 9, 2011, CFC purchased 200,000 shares of Series “B” Preferred Stock being offered by the company for $200,000.

On April 12, 2011, CFC purchased an additional 19,000 shares of Series “B” Preferred Stock being offered by the company for $19,000.

There was no activity for the year ended December 31, 2012.

Genesis Holdings, Inc.

There was no activity for the year ended December 31, 2011. The assets of Genesis Holding, Inc valued at $1,219,200 were acquired by Genesis Financial, Inc. in the year ended December 31, 2012 for 2,032,000 shares of common stock.

Genesis Holdings, Inc. booked $11,220 in management fees and $5,617 in servicing fees for 2012 and $24,880 in management fees and $12,455 in servicing fees for 2011.

Genesis Holdings II, Inc.

There was no activity for the year ended December 31, 2011. The assets of Genesis Holding II, Inc valued at $192,000 were acquired by Genesis Financial, Inc. in the year ended December 31, 2012 for 320,000 shares of common stock.

Genesis Holdings II, Inc. booked $1,940 in management fees and $971 in servicing fees for 2012 and $3,929 in management fees and $1,967 in servicing fees for 2011.

West 3773 Fifth, LLC

On October 20, 2011, the Company entered into a month-to-month tenancy with West 3773 Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $750.

On January 13, 2012, West 3773 Fifth, LLC purchased $25,000 interest in a loan held for sale by the company. No gain or loss was recognized on this sale because it was sold at carrying value.

Virginia Walters

On June 20, 2012, Virginia Walters was granted options for 65,250 common shares at $0.60 per share. The options will at 20% per year, with the first 20% vested upon issuance. The options expire June 20, 2017.

Michael Kirk

On June 20, 2012, Michael Kirk was granted options for 65,250 common shares at $0.60 per share. The options will at 20% per year, with the first 20% vested upon issuance.  The options expire June 20, 2017.

Director Independence

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on NASDAQ.

ITEM 14.

Principal Accounting Fees and Services.

DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2012 and 2011.

The following table presents fees for professional audit services rendered by DeCoria, Maichel &Teague, P.S. for the audit or review of Genesis’ financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2012	2011
Audit Fees	$ 30,000	$ 29,000
Audit Related
Tax Fees
All other Fees	2,450	2,450
Total Fees	$ 32,450	$ 31,450

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

(a) List Financial Statements filed as a part of this Annual Report

Description

Page No.

Report of Independent Registered Public Accounting Firm

17

Balance Sheets

18

Statements of Operations

19

Statements of Cash Flows

20

Statement of Changes in Stockholders’ Equity

21

Notes to Financial Statements

22

List all Exhibits Required by Item 601

Exhibit Number	Description	Location of Exhibit
3.1	Articles of Incorporation	SB-2 filed February 20, 2003
3.2	Amended and Restated Articles of Incorporation	SB-2 filed February 20, 2003
3.3	Articles of Amendment Creating Series A Cumulative Preferred Stock	SB-2 Amendment No. 3 filed July 3, 2003
3.4	Articles of Amendment Creating Series B Preferred Stock	8-K filed December 8, 2010
3.5	Bylaws	SB-2 filed February 20, 2003
10.1	Management and Loan Servicing Agreement with Genesis Holdings, Inc. dated April 6, 2004	10-K filed April 23, 2010
10.2	Management and Loan Servicing Agreement with Genesis Holdings II, Inc. dated July 15, 2008	10-K filed August 11, 2010
10.3	Promissory Note with American West Bank dated October 14, 2004	10-K filed April 23, 2010
10.4	Warehousing Line of Credit Promissory Note Agreement with Coghlan Family Corporation dated April 18, 2006	10-K filed April 23, 2010
10.5	Promissory Note with Riverbank dated June 29, 2009	10-K filed August 11, 2010
10.6	Form of Flyback Energy, Inc. Series B Preferred Stock Purchase Agreement including Stock Warrant	10-K filed April 13, 2012
10.7	Form of Flyback Energy, Inc. Amended and Restated Investor Rights Agreement	10-K filed April 13, 2012
10.8	Form of Promissory Note relating to Flyback Energy, Inc.	10-K filed April 13, 2012
10.9	Form of Purchase Agreement with AWG International, Inc.	10-K filed April 13, 2012
10.10	Form of Common Stock Purchase Warrant AWG International, Inc.	10-K filed April 13, 2012
10.11	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2010	10-K filed August 11, 2010
10.12	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2008	10-K filed August 11, 2010
10.13	Management and Servicing Agreement titled Corporate Restructuring Agreement with Genesis Financial Corporation dated December 27, 2008, effective January 1, 2009	10-K filed August 11, 2010
10.14	Form of $250,000 Convertible Note Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012
10.15	Form of $250,000 Convertible Note Subscription Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012
Form of $250,000 Convertible Note extension
10.16	Form of Security Agreement related to $250,000 Convertible Promissory Note Agreement with John R. Coghlan dated December 15, 2010	10-K filed April 13, 2012
Form of Options Granted
10.17	September 29, 2010 documentation regarding the assignment of certain properties and the business note to Coghlan Family Corporation	10-K filed April 13, 2012
14	Code of Ethical Conduct	10-K filed April 23, 2010
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101

The following materials from Genesis Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

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

Dated: April 1, 2013

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

Dated:  April 1, 2013

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, CEO, CFO, Chairman of the Board of Directors

/s/ Michael Kirk

________________________

By: Michael Kirk

Title: Director

42