Form 10-Q
period 2013-03-31
GENESIS FINANCIAL INC
filed 2013-05-20
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2013

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

As of April 30, 2013 there were 10,759,108 shares of common stock issued and outstanding.

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

15

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults upon Senior Securities.

15

Item 4.  Mine Safety Disclosures.

15

Item 5.  Other Information.

15

Item 6.  Exhibits

16

SIGNATURES

17

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,722	$153,887
Interest and other receivables	101,242	93,849
Related party receivable	830	-
Investment in real estate limited liability corporations	403,655	436,155
Loans held for sale	1,574,014	1,279,074
Real estate owned	450,202	450,877
Total current assets	2,577,665	2,413,842

NON-CURRENT ASSETS:
Long-term investments, at cost	1,250,000	1,250,000
Marketable equity securities, at fair value	1,412,782	1,018,500
Office equipment	5,777	6,118
Total non-current assets	2,668,559	2,274,618

Total assets	$5,246,224	$4,688,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,435,000	$1,450,000
Line of credit, bank	200,000	-
Related party payable	5,041	-
Other current liabilities	21,699	11,242
Total current liabilities	1,661,740	1,461,242

LONG-TERM LIABILITIES:
Convertible note payable to officer	250,000	250,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred Stock, $1.00 par value: 2,290,000 authorized
1,740,000 and 1,815,000 issued and outstanding, respectively	1,740,000	1,815,000
Common stock, $.001 par value, 100,000,000 authorized,
10,759,108 and 10,571,608 issued and outstanding, respectively	10,759	10,571
Additional paid-in capital	6,087,228	6,005,420
Accumulated deficit	(5,406,285)	(5,372,273)
Accumulated other comprehensive income	902,782	518,500
Total stockholders’ equity	3,334,484	2,977,218

Total liabilities and stockholders' equity	$5,246,224	$4,688,460

See accompanying notes to these condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
		Three Months Ended
		March 31,
		2013	2012
REVENUE:
Interest, processing fees and other income		$53,351	$17,901
Net revenues		53,351	17,901

EXPENSES:
Fair value adjustment		-	-
Loss on investment in real estate LLC		32,500	-
Salaries		12,750	11,250
Interest expense, related party		5,041	15,873
Interest expense, other		104	2,861
Depreciation		341	400
Office occupancy and other		36,627	28,222
Total operating expenses		87,363	58,606

NET INCOME (LOSS)		(34,012)	(40,705)

COMPREHENSIVE INCOME:
Unrealized gain on marketable securities		384,282	-

COMPREHENSIVE INCOME (LOSS)		$350,270	$(40,705)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$	Nil	$(0.01)
WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED		10,604,473	7,863,358

	See accompanying notes to these condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES	$(291,165)	$61,653

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with affiliate, net	(15,000)	-
Borrowings (repayment) from line of credit from bank, net	200,000	(50,000)
	185,000	(50,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106,165)	11,653

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,887	22,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,722	$33,770

NONCASH TRANSACTIONS
Preferred stock converted to common stock	75,000	97,500

See accompanying notes to these condensed financial statements.

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for year ended December 31, 2012.

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

Loans held for sale - Loans held for sale are initially recorded at the lower of cost or fair value.  Loans held for sale are measured at fair value on a recurring basis.   Fair value for these loans is determined by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower, then projecting the amount and timing of cash flows, including collateral liquidation if repayment weaknesses exist.  The Company considers any valuation inputs related to loans held for sale to be Level 3 inputs. Interest on loans held for sale is included in interest income during the period held for sale. Typically, the Company attempts to sell loans three to twelve months after acquisition. It is the policy of the Company not to hold any loans for investment purposes.

Real estate owned - Real estate owned (“REO”) (acquired through a loan default) is recorded at fair value on a non-recurring basis.  Upon transfer of a loan held for sale to REO, properties are recorded at amounts which are equal to fair value of the properties based on the following inputs: (1) appraisal provided by a certified appraiser, (2) BPO (Broker’s Pricing Opinion) provided by a qualified real estate broker, (3) site inspection by qualified management of the Company, or (4) a combination of all of the above.  Periodically, non-recurring fair value adjustments to REO are recorded to reflect partial write-downs based on the same inputs.  The Company considers any valuation inputs related to REO to be Level 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.

Loan sales – Loans are considered sold when the Company surrenders control over the loan to the investors, with standard representations and warranties, and when the risks and rewards inherent in owning the loans have been transferred to the buyer.

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive. The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of March 31, 2013 and March 31, 2012:

	2013	2012
Stock options	1,261,000	1,000,000
Convertible preferred stock	4,350,000	4,650,000
Convertible debt	625,000	625,000
Total possible dilution	6,236,000	6,275,000

Reclassifications – Certain reclassifications have been made to conform prior years’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	March 31, 2013	December 31, 2012
Residential	$507,681	$507,145
Land	84,845	84,942
Commercial	651,488	656,987
Other	330,000	30,000
Total	$1,574,014	$1,279,074

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Beginning Balance	$1,279,074	$598,251
New loans	300,000	30,000
Principal payments	(17,498)	(4,062)
Sale of loans	-	(25,000)
Repossession Expenses	12,438	-
Ending Balance	$1,574,014	$599,189

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	March 31, 2013	December 31, 2012
Land	$449,938	$450,613
Commercial	264	264
Total	$450,202	$450,877

The following table presents the change in balance sheet carrying values associated with REO for the quarters ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Beginning Balance	$450,877	$1,095,393
Proceeds from sales of REO	-	(81,955)
Net change in holding costs	(675)	(5,876)
Ending Balance	$450,202	$1,007,562

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

Marketable Equity Securities:

AWG International Water Corporation:

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

At March 31, 2013 the quoted market value of AWGI was $0.19 per share or $1,402,282 resulting in an unrealized gain of $383,782 for the quarter.   Total unrealized gain at March 31, 2013 is $902,282. The investment is measured using Level 1 fair value inputs.

Gambit Energy Inc.:

On February 4, 2013, the Company received 10,000 restricted common shares of Gambit Energy, Inc., a Nevada corporation ("GMEI") quoted on the OTC Markets.  The shares were issued as additional consideration for extending the due date of a loan held for sale relating to GMEI promissory note. On the date of the transaction, the fair value of GMEI shares was $10,000 which was recognized as loan fee income during the quarter ended March 31, 2013.

 At March 31, 2013, the quoted market value of the GMEI shares was $1.05 per share or $10,500 resulting in an unrealized gain of $500. The investment was measured using Level 1 fair value inputs.

Investments in Real Estate Companies:

The Company acquired investments in two real estate companies in 2012.  The ownership percentage of each was 53.809% and 9.145%. At March 31, 2013, the companies had carrying values of $250,000 and $153,655, respectively.  During the quarter ended March 31, 2013, the Company recorded a loss of $32,500 on one of the investments due to the decline in value that was considered by management to be other than temporary.

NOTE 5 — LINES OF CREDIT:

Bank line of credit:  On June 27, 2012, Genesis entered into a $250,000 line of credit with RiverBank, bearing indexed interest rate as published by the Wall Street Journal or 5% whichever is greater. At the time of the loan the indexed rate was 3.25%.  At March 31, 2013 and December 31, 2012, the balance owing is $200,000 and $0, respectively. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit, and is collateralized by the assets of Genesis.  The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

Line of credit - affiliated company: the Company had a $2,500,000 Line of Credit Agreement with the CFC, with balances owing of $1,435,000 and $1,450,000 at March 31, 2013 and December 31, 2012, respectively. CFC is an affiliated company controlled by John R. Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the RiverBank line of credit. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 12% default rate.

NOTE 6 — CONVERTIBLE NOTE PAYABLE TO OFFICER

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 8). The note accrues interest at 8% per annum with interest and balance initially due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred stock for every $1.00 outstanding of the note payable and related accrued interest.  In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note and was fully amortized at December 31, 2012. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred stock. On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2015.

NOTE 7 — SERIES B PREFERRED STOCK

On March 31, 2013, holders of 75,000 shares of Series B preferred stock converted their shares into 187,500 shares of common stock.

NOTE 8 — RELATED-PARTY TRANSACTIONS:

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

In addition to transactions described in Notes 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarter ended March 31, 2013 and the year ended December 31, 2012.

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

John R. Coghlan

One June 27, 2012, John R Coghlan personally guaranteed our Riverbank line of credit.

There was no activity for the quarter ended March 31, 2013.

Coghlan Family Corporation “CFC”

There was no activity for the year ended December 31, 2012 and for the quarter ended March 31, 2013.

Coghlan, LLC

There was no activity for the year ended December 31, 2012 and for the quarter ended March 31, 2013.

West 3773 Fifth, LLC

On October 20, 2011, the Company entered into a month-to-month tenancy with West 3773 Fifth, LLC, the monthly rent is $750.

On January 13, 2012, West 3773 Fifth, LLC purchased $25,000 interest in a loan held for sale by the Company.  No gain or loss was recognized on this sale because it was sold at its carrying value.

There was no activity for the quarter ended March 31, 2013.

Genesis Holdings, Inc.

The assets of Genesis Holding, Inc valued at $1,219,200 were acquired by Genesis Financial, Inc. in the year ended December 31, 2012 for 2,032,000 shares of common stock.

The Company charged Genesis Holdings, Inc. $11,220 in management fees and $5,617 in servicing fees during the year ended December 31, 2012.

Genesis Holdings II, Inc.

The assets of Genesis Holding II, Inc valued at $192,000 were acquired by Genesis Financial, Inc. in the year ended December 31, 2012 for 320,000 shares of common stock.

The Company charged Genesis Holdings II, Inc. $1,940 in management fees and $971 in servicing fees during the year ended December 31, 2012.

NOTE 9 – SUBSEQUENT EVENT:

On May 13, 2013, the Company entered into a Memorandum of Understanding (“MOU”) with Clint Lohman (“Lohman”) regarding the acquisition of a leasehold property located in Dunn County, North Dakota known as the Halliday Project. The Company intends to acquire the leasehold which is being developed by Lohman as a residential subdivision.    The Company has previously loaned Lohman approximately $325,000 of the construction costs.  The estimated project cost to complete the project is $300,000 which the Company will fund.  The MOU also states that Lohman will assign the leasehold with improvements to the Company in exchange for 589,762 of the Company’s common shares and cancellation of the outstanding loan.

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

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2012.  The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

It is the goal of the company to grow its capital base where the overhead related to our Securities and Exchange Commission ("SEC") periodic reporting obligations does not represent such a large percentage of operating cash flow from invested assets.

RESULTS OF OPERATIONS

Quarter ended March 31, 2013 compared to quarter ended March 31, 2012.

Revenues

Total revenues for the quarter ending March 31, 2013 were $53,351 compared to $17,901 for the same quarter ending March 31, 2012.  The majority of the revenue for the quarter ended March 31, 2013 and the quarter ended March 31, 2012 was from interest and loan fee income.    Revenue for the quarter ended March 31, 2013 is greater than the corresponding period in 2012 due to interest income earned on a larger contracts held for sale portfolio and due to receipt of loan fees of $10,000.

Net income (loss) from operations was $(34,012) and $(40,705), respectively, for the quarters ending March 31, 2013 and 2012.

Of the loans held for sale at March 31, 2013, loans held for sale with value of $762,006 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended March 31, 2013 and 2012 were $49,377 and $39,472, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended March 31, 2013 and 2012 were $9,905 and $2,863 respectively.

Interest Expense

For the quarters ending March 31, 2013 and 2012, interest expense amounted to $5,145 and $18,734, respectively.

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

We consider the terms of the lines of credit to be acceptable. As of March 31, 2013 and December 31, 2012, the balances on the lines of credit were $1,635,000 and 1,450,000 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash are from interest income, principal reductions, related party loans, unaffiliated party loans, funding agreements and common and preferred stock private placements. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations, and the need for additional funds to finance ongoing acquisitions of seller financed real estate receivables and originations of commercial real estate hard money loans, and the expense of the litigating of delinquent contracts and loans, and the maintenance and resale costs of repossessed properties.

At March 31, 2013 and December 31, 2012, we had cash available of $47,722 and $153,887, respectively, and $50,000 and $ $250,000 were available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of six percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2013. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At March 31, 2013 the balance was $200,000.

At March 31, 2013, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,435,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company. Because of the economic conditions, CFC has agreed to waive all interest beginning October 1, 2010 and the 3.0 debt to equity ratio, as well as the 12% default rate, are waived.

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

For the quarters ending March 31, 2013 and 2012, our net cash flows from operating activities were $(291,165) and $61,653, respectively. The reason for the decrease was the addition of new loans held for sale.

For the period ended March 31, 2013 and 2012 the cash flows used by investing activities was $-0-.

During these periods our net cash provided by (used by) financing activities was $185,000 and $(50,000), respectively.  The reason for the increase for the period ended March 31, 2013 was the increase in the Riverbank line of credit while the decrease for the period ended March 31, 2012 was the pay down of the line of credit.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

At March 31, 2013 we had 75,000 shares of Series B Preferred stock converted to 187,500 share of Common stock.

On May 13, 2013, we entered into a Memorandum of Understanding ("MOU") with Clint Lohman ("Lohman") regarding the acquisition of a leasehold property located in Dunn County, North Dakota known as the Halliday Project. We intend to acquire the leasehold which is being developed by Lohman as a residential subdivision. We believe the subdivision, once completed, will provide a source of cash flow from residential rents. The property is located in an area which is experiencing rapid population growth due to the development of the Bakken Oil Shale resource in North Dakota.

The Halliday Project is a 100 lot residential subdivision.   To date, 50 lots have been completed and are ready to offer for rent.  To date, Lohman has invested approximately $700,000 into the project.   We had previously loaned Lohman approximately $325,000 of the construction costs.  The estimated project cost to complete the the project is $300,000 which we will fund.  The MOU states that Lohman will assign the leasehold with improvements to Genesis in exchange for 589,762 Genesis common shares and cancellation of the outstanding loan.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements tagged as blocks of text.

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

Dated: May 20, 2013

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

17