Form 10-Q
period 2013-06-30
GENESIS FINANCIAL INC
filed 2013-08-14
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2013

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

As of July 12, 2013 there were 11,348,780 shares of common stock issued and outstanding.

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

19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Footnotes

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,782	$153,887
Interest and other receivables	112,781	93,849
Related parties receivable	830	-
Investment in real estate companies	429,280	436,155
Loans held for sale	1,193,609	1,279,074
Real estate owned	514,835	450,877
Total current assets	2,263,117	2,413,842

NON-CURRENT ASSETS:
Long-term investments, at cost	1,869,250	1,250,000
Investments in available for sale securities, at fair value	1,038,961	1,018,500
Office equipment, net	5,436	6,118
Total non-current assets	2,913,647	2,274,618

Total assets	$5,176,764	$4,688,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,430,000	$1,450,000
Line of credit, bank	250,000	-
Related party payable	5,041	-
Other current liabilities	25,447	11,243
Total current liabilities	1,710,488	1,461,243

LONG-TERM LIABILITIES
Convertible note payable to officer	250,000	250,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,290,000 authorized
1,740,000 and 1,815,000 issued and outstanding, respectively	1,740,000	1,815,000
Common stock, $.001 par value, 100,000,000 authorized,
11,348,780 and 10,571,608 issued and outstanding, respectively	11,349	10,571
Additional paid-in capital	6,359,027	6,005,420
Accumulated deficit	(5,423,061)	(5,372,274)
Accumulated other comprehensive income	528,961	518,500
Total stockholders’ equity	3,216,276	2,977,217

Total liabilities and stockholders' equity	$5,176,764	$4,688,460

See accompanying notes to these condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Interest, processing fees and other income	$42,185	$22,742	$95,536	$40,643
Net revenues	42,185	22,742	95,536	40,643

EXPENSES:
Fair value adjustment	-	215,000	-	215,000
Loss (income) on investment in real estate LLC	(4,316)	81,600	28,184	81,600
Salaries	12,750	11,250	25,500	22,500
Interest expense, related party	5,041	15,873	10,082	31,746
Interest expense, other	2,823	4,216	2,927	7,077
Depreciation	341	282	682	682
Office occupancy and other	42,321	28,060	78,948	56,282
Total operating expenses	58,460	356,281	146,323	414,887

NET INCOME (LOSS)	(16,775)	(333,539)	(50,787)	(374,244)

COMPREHESIVE INCOME (LOSS):
Unrealized gain (loss) on marketable securities	(373,821)	-	10,461	-

COMPREHESIVE INCOME (LOSS)	$(390,596)	$(333,539)	$(70,326)	$(374,244)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.04)	$(0.00)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	10,955,695	8,041,586	10,764,693	8,041,586

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES	$(372,105)	$42,306

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with affiliate, net	(20,000)	(30,000)
Borrowings (repayment) from line of credit from bank, net	250,000	(20,000)
Net cash provided by financing activities	230,000	(50,000)

NET DECREASE IN CASH AND CASH EQUIVALENT	(142,105)	(7,694)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,887	22,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,782	$14,423

NONCASH TRANSACTIONS
Preferred stock converted to common stock	$75,000	$142,500
Contract converted to long term investment	$353,857	-
Common stock issued for long term investment	$265,393	-

See accompanying notes to condensed financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2013

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three month and six month periods ended June 30, 2013 and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Investments available for sale - The cost of marketable equity securities sold is determined by the specific identification method.  Net unrealized holding gains and losses based upon the fair value of the securities, determined using Level 1 inputs, are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in a write-down of the individual security to its fair market value; write-downs are reflected in earnings as a realized loss on available-for-sale securities. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of June 30, 2013 and June 30, 2012;

	June 30,
	2013	2012
Stock options	1,261,000	1,000,000
Convertible preferred stock	4,350,000	4,537,500
Convertible debt	625,000	625,000
Total possible dilution	6,236,000	6,162,500

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	June 30, 2013	December 31, 2012
Residential	$445,074	$507,145
Land	52,551	84,942
Commercial	640,984	656,987
Other	55,000	30,000
Total	$1,193,609	$1,279,074

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Beginning Balance	$1,279,074	$598,251
New loans	378,857	-
Principal payments	(38,980)	2,691
Sale of loans to related party	(52,221)	(25,000)
Converted to REO	(39,127)	-
Converted to long term investment	(353,857)	-
Repossession expenses	19,863	13,242
Ending Balance	$1,193,609	$589,184

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	June 30, 2013	December 31, 2012
Land	$514,571	$450,613
Commercial	264	264
Total	$514,835	$450,877

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The following table presents the change in balance sheet carrying values associated with REO for the six months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Beginning Balance	$450,877	$1,095,393
REO additions	39,127	-
Proceeds from sales of REO	-	(81,955)
Fair value adjustment	-	(215,000)
Net change in holding costs	24,831	(5,876)
Ending Balance	$514,835	$792,562

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

Halliday Project:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres located in Dunn County, North Dakota, (the "Halliday Project").  The leasehold was acquired by assignment of a lease between Mr. Clint L. Lohman (“Lohman”), Lessee and the Lessors. The Halliday Project, as presently developed, consist of fifty (50) developed residential lots and undeveloped land.

Lohman initially acquired the property in September 2012 and commenced development of fifty (50) RV/residential lots. Lohman invested $353,857 into the Project.  The Company loaned Lohman an additional $353,857 which was used for project development.

In exchange for Lohman's interest in the project, the Company issued 589,762 common shares valued at $0.45 per share for a value of $265,393.   The Company also forgave Lohman’s outstanding loan balance of $353,857.   Total consideration was $619,250.  The Company owns the Halliday Project and intends to complete the development as it deems prudent.  The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent to oil field workers.

The lease consists of approximately 63 acres in the Dunn County, North Dakota.  The lease term is fifteen (15) years and commenced on September 15, 2012.  The Company has an option to renew the lease for an additional 15 year term. The monthly rent is Fifty ($50.00) Dollars for each occupied and rented trailer, cabin or lot.  The Company is obligated to pay any and all real and personal property taxes, general taxes, special assessments and other charges levied against the property and its improvements.   During the lease term, the Company will own title to all of the improvements and personal property.  At the expiration of the lease or termination, all improvements and personal property located on the premises will remain the property of the Lessors.

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

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

At June 30, 2013 the quoted market value of AWGI was $0.14 per share or $1,033,261 resulting in an unrealized loss of $369,022 for the quarter and an unrealized gain of $14,761 for the six months ended June 30, 2013.   Total unrealized gain at June 30, 2013 is $533,261. The investment is measured using Level 1 fair value inputs.

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

 At June 30, 2013, the quoted market value of the GMEI shares was $.57 per share or $5,700 resulting in an unrealized loss of $4,800 and $4,300, respectively, for the three and six month periods ended June 30, 2013. Total unrealized loss at June 30, 2013 is $4,300. The investment was measured using Level 1 fair value inputs.

Investments in Real Estate Companies:

The Company acquired investments in two real estate companies in 2012.  The ownership percentage of each was 53.809% and 9.145%. At June 30, 2013, the companies had carrying values of $275,625 and $153,655, respectively. During the six months ended June 30, 2013, the Company recorded a loss of $28,184 which represents its portion of the real estate company’s loss for the same period. During the quarter ended June 30, 2013, the Company advanced $53,809 for property taxes and interest owing.

NOTE 5 — LINES OF CREDIT:

On June 27, 2012, Genesis renewed a $250,000 line of credit, bearing five percent interest with Riverbank.  At June 30, 2013 the balance owing is $250,000. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  On June 14, 2013 the loan was extended to July 1, 2014 at which time the loan renewed at a four and a half percent rate with a origination fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with a balance owing of $1,430,000 at June 30, 2013 and $1,450,000 at December 31, 2012. CFC is an affiliated company controlled by a John R. Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 — CONVERTIBLE NOTE PAYABLE TO OFFICER

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 8). The note accrues interest at 8% per annum with interest and balance initially due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred stock for every $1.00 outstanding of the note payable and related accrued interest.  In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount was amortized into earnings over the initial term of the note and was fully amortized at December 31, 2012. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred stock. On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2015.

NOTE 7 — SERIES B PREFERRED STOCK

During the six month period ending June 30, 2012, holders of 142,500 shares of Series B preferred stock converted their shares into 356,250 shares of common stock.

During the six month period ending June 30, 2013, holders of 75,000 shares of Series B preferred stock converted their shares into 187,500 shares of common stock.

NOTE 8 — RELATED-PARTY TRANSACTIONS:

Related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation, Coghlan, LLC, JM Growth Enterprises, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. JM Growth Enterprises, LLC is a company owned and controlled 100% by John R. Coghlan. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). Genesis Holdings, Inc. is a Washington Corporation, which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc.

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarter and six months ended June 30, 2013 and the year ended December 31, 2012.

John R. Coghlan

One June 27, 2012, John R Coghlan personally guaranteed our Riverbank line of credit.

One June 14, 2013, John R Coghlan personally guaranteed our Riverbank line of credit.

Coghlan Family Corporation “CFC”

There was no activity for the six months ended June 30, 2012.

On June 24, 2013, Coghlan Family Corporation purchased $52,221interest in two loans held for sale by the Company.  No gain or loss was recognized on this sale because it was sold at its carrying value.

Coghlan, LLC

There was no activity for the six months ended June 30, 2013 and 2012.

Genesis Financial, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

West 3773 Fifth, LLC

There was no activity for the six months ended June 30, 2013.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2013 compared to quarter ended June 30, 2012.

Revenues

Total revenues for the quarter ending June 30, 2013 were $42,185 compared to $22,742 for the same quarter ending June 30, 2012.  The majority of the revenue for the quarter ended June 30, 2013 and the quarter ended June 30, 2012 was from interest and broker fee income.

Net loss from operations was $16,775 and $333,539, respectively, for the quarters ending June 30, 2013 and 2012.  The decrease in the loss was due a fair value adjustment of $215,000 and a write-off of a receivable of $81,600 in the second quarter of 2012.

Of the loans held for sale at June 30, 2013 loans held for sale with carrying value of $752,819 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended June 30, 2013 and 2012, were $55,071 and $39,310, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2013 and 2012 were $15,762 and $107, respectively.  The primary reason for the increase for the quarter ended June 30, 2013 was the increase in stock base compensation.

Interest Expense

For the quarters ending June 30, 2013 and 2012, interest expense amounted to $7,864 and $20,089, respectively.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on its line of credit.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit was extended to July 1, 2014.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee.

We consider the terms of the lines of credit to be acceptable. As of June 30, 2013 and December 31, 2012, the balances on the lines of credit were $1,680,000 and $1,450,000, respectively.  Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Six months ended June 30, 2013 compared to six months ended June 30, 2012.

Revenues

Total revenues for the six months ending June 30, 2013 were $95,536 compared to $40,643 for the same quarter ending June 30, 2012.  The majority of the revenue for the six months ended June 30, 2013 and June 30, 2012 was from interest and broker fee income.

Net income (loss) from operations was $50,787 and $374,244, respectively, for the six months ending June 30, 2013 and 2012. The decrease in the loss was due a fair value adjustment of $215,000 and a write-off of a receivable of $81,600 in the second quarter of 2012.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six months ended June 30, 2013 and 2012, were $104,448 and $78,282, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2013 and 2012 were $26,166 and $2,471, respectively.  The primary reason for the increase for the quarter ended June 30, 2013 was the increase in stock base compensation.

Interest Expense

For the six months ending June 30, 2013 and 2012, interest expense amounted to $13,009 and $38,823, respectively.

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

At June 30, 2013 and December 31, 2012, we had cash available of $11,782 and $153,887, respectively, and $0 and $250,000 was available under our lines of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a interest rate of 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2014.  The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At June 30, 2013, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,430,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit.  The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the economic conditions, CFC has agreed to waive all interest beginning October 1, 2010 and the 3.0 debt to equity ratio, as well as the 12% default rate, are waived.

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

For the quarters ending June 30, 2013 and June 30, 2012, our net cash flows provided (used) by operating activities were $(372,105) and $42,306, respectively.

During these periods our net cash provided by (used by) financing activities was $230,000 and $(50,000), respectively.  The reason for the increase for the period ended June 30, 2013 was the increase in the Riverbank line of credit.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

At March 31, 2013 we had 75,000 shares of Series B Preferred stock had converted to 187,500 shares of Common stock.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

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

Dated: August 5, 2013

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

18