Form 10-Q
period 2013-09-30
GENESIS FINANCIAL INC
filed 2013-11-12
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2013

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

As of September 30, 2013 there were 11,348,780 shares of common stock issued and outstanding.

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

SIGNATURES

18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Footnotes

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,292	$153,887
Interest and other receivables	113,875	93,849
Investment in real estate companies	424,465	436,155
Loans held for sale	1,115,839	1,279,074
Real estate owned	564,045	450,877
Total current assets	2,260,516	2,413,842

NON-CURRENT ASSETS:
Long-term investments, at cost	1,250,000	1,250,000
Investments in available for sale securities, at fair value	533,130	1,018,500
Real estate leasehold interest	619,250	-
Office equipment, net	5,095	6,118
Total non-current assets	2,407,475	2,274,618

Total assets	$4,667,991	$4,688,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,420,000	$1,450,000
Line of credit, bank	235,000	-
Related party payable	5,041	-
Other current liabilities	21,898	11,243
Total current liabilities	1,681,939	1,461,243

LONG-TERM LIABILITIES
Convertible note payable to officer	250,000	250,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,290,000 authorized
1,740,000 and 1,815,000 issued and outstanding, respectively	1,740,000	1,815,000
Common stock, $.001 par value, 100,000,000 authorized,
11,348,780 and 10,571,608 issued and outstanding, respectively	11,349	10,571
Additional paid-in capital	6,366,024	6,005,420
Accumulated deficit	(5,404,451)	(5,372,274)
Accumulated other comprehensive income	23,130	518,500
Total stockholders’ equity	2,736,052	2,977,217

Total liabilities and stockholders' equity	$4,667,991	$4,688,460

See accompanying notes to these condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
REVENUE:
Interest, processing fees and other income	$69,557	$66,107	$165,093	$106,750
Net revenues	69,557	66,107	165,093	106,750

EXPENSES:
Fair value adjustment	-	-	-	215,000
Write-off of receivable	-	18,298	-	99,898
Loss (income) on investment in real estate LLC	4,815	-	32,999	-
Salaries	12,750	11,250	38,250	33,750
Interest expense, related party	5,041	30,887	15,123	62,633
Interest expense, other	2,934	1,170	5,861	8,247
Depreciation	341	341	1,023	1,023
Office occupancy and other	25,065	54,378	104,014	110,660
Total operating expenses	50,946	116,324	197,270	531,211

NET INCOME (LOSS)	18,611	(50,217)	(32,177)	(424,461)

COMPREHESIVE INCOME (LOSS):
Unrealized gain (loss) on investments in available for sale securities	(505,830)	311,848	(495,370)	311,848

COMPREHESIVE INCOME (LOSS)	$(487,219)	$261,631	$(527,547)	$(112,613)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.01)	$(0.00)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	11,348,780	9,729,619	10,963,837	8,727,988

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES	$(316,595)	$165,393

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of cash from purchase of GHI and GHII	-	97,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with affiliate, net	(30,000)	(45,000)
Borrowings (repayment) from line of credit from bank, net	235,000	(187,107)
Net cash provided (used) by financing activities	205,000	(232,107)

NET DECREASE IN CASH AND CASH EQUIVALENT	(111,595)	30,857

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	153,887	22,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,292	$52,974

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of loans held for sale with common stock	-	$958,944
Purchase of Investment in LLC's with common stock	-	$225,000
Purchase of real estate with common stock	-	$129,685
Preferred stock converted to common stock	$75,000	$142,500
Contract converted to real estate leasehold interest	$353,857	-
Common stock issued for real estate leasehold interest	$265,393	-

See accompanying notes to condensed financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2013

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

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

September 30, 2013

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

Investment in real estate limited liability companies – Investments in real estate companies are recorded as cost when initially acquired. For investment in real estate limited liability companies in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For investment in real estate companies in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the underlying real estate limited liability companies’ earnings and losses is included in the statement of operations. For investments in real estate limited liability companies where the Company holds more than 50% of the voting interest and has significant influence, the real estate company is consolidated with the presentation of non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the company’s board of directors. The Company recognizes an impairment charge when a decline in the fair value of its investments below the carrying amount is judged to be other-than-temporary.

Real estate leasehold interest

Leasehold interests in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value.   Project costs clearly associated with the development of the leasehold interest are capitalized.  Rental income received on the interests is recognized in the period earned.

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

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Loan sales – Loans are considered sold when the Company surrenders control over the loan to the investors, with standard representations and warranties, and when the risks and rewards inherent in owning the loans have been transferred to the buyer.

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of September 30, 2013 and September 30, 2012;

	September 30,
	2013	2012
Stock options	1,261,000	1,261,000
Convertible preferred stock	4,350,000	4,537,500
Convertible debt	625,000	625,000
Total possible dilution	6,236,000	6,423,500

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	September 30, 2013	December 31, 2012
Residential	$437,950	$507,145
Land	51,947	84,942
Commercial	625,942	656,987
Other	-	30,000
Total	$1,115,839	$1,279,074

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Beginning Balance	$1,279,074	$598,251
New loans	378,857	30,000
Purchased from GHI and GHII	-	958,944
Principal payments	(47,657)	(201,555)
Sale of loans	(159,442)	(33,617)
Converted to REO	(39,127)	-
Converted to long term investment	(353,857)	-
Repossession expenses	57,991	35,795
Ending Balance	$1,115,839	$1,387,818

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	September 30, 2013	December 31, 2012
Land	$563,781	$450,613
Commercial	264	264
Total	$564,045	$450,877

The following table presents the change in balance sheet carrying values associated with REO for the nine months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Beginning Balance	$450,877	$1,095,393
REO additions	39,127	129,686
Proceeds from sales of REO	-	(92,548)
Fair value adjustment	-	(215,000)
Net change in holding costs	74,041	(34,055)
Ending Balance	$564,045	$883,476

NOTE 4 — OTHER ASSETS:

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

Investments in Available for Sale Securities:

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

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

At September 30, 2013 the quoted market value of AWGI was $0.07 per share or $516,630 resulting in an unrealized loss of $516,630 for the quarter and an unrealized loss of $501,869 for the nine months ended September 30, 2013.   Total unrealized gain at September 30, 2013 is $16,630. The investment is measured using Level 1 fair value inputs.

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

 At September 30, 2013, the quoted market value of the GMEI shares was $1.65 per share or $16,500 resulting in an unrealized gain of $10,800 for the three months ended September 30, 2013. Total unrealized gain at September 30, 2013 is $6,500. The investment was measured using Level 1 fair value inputs.

Investments in Real Estate Limited Liability Companies:

The Company acquired investments in two Washington state real estate limited liability companies in 2012.   During the nine months ended September 30, 2013, the Company recorded a loss of $32,999 which represents its portion of the real estate company’s loss for the same period. During the nine month ended September 30, 2013, the Company invested $53,809 for its share of property taxes and interest owing.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres located in Dunn County, North Dakota, (the "Halliday Project").  The leasehold was acquired by assignment of a lease between Mr. Clint L. Lohman (“Lohman”), Lessee and the Lessors. The Halliday Project, as presently developed, consist of fifty (50) developed residential lots and undeveloped land. Mr. Lohman was elected as a director of Genesis at the October 22, 2013 annual shareholder meeting.

Lohman initially acquired the property in September 2012 and commenced development of fifty (50) RV/residential lots. Lohman invested $353,857 into the Project.  The Company loaned Lohman an additional $353,857 which was used for project development.

In exchange for Lohman's interest in the project, the Company issued 589,762 common shares valued at $0.45 per share for a value of $265,393. The Company also cancelled Lohman’s outstanding loan balance of $353,857. Total consideration for the leasehold interest was $619,250. The Company owns the Halliday Project and intends to complete the development as it deems prudent. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent to oil field workers. For the three month and nine month periods ended September 30, 2013, the Company had rental income of $14,560.

The lease consists of approximately 63 acres in the Dunn County, North Dakota.  The lease term is fifteen (15) years and commenced on September 15, 2012.  The Company has an option to renew the lease for an additional 15 year term. The monthly rent on the lease is Fifty ($50.00) Dollars for each occupied and rented trailer, cabin or lot.  The Company is obligated to pay any and all real and personal property taxes, general taxes, special assessments and other charges levied against the property and its improvements.   During the lease term, the Company will own title to all of the improvements and personal property.  At the expiration of the lease or termination, all improvements and personal property located on the premises will remain the property of the Lessors.

NOTE 5 — LINES OF CREDIT:

On June 27, 2012, Genesis renewed a $250,000 line of credit, bearing five percent interest with Riverbank.  At September 30, 2013 the balance owing is $235,000. The line has a term of 12 months, and an origination fee of 1/2%, or $1,250. The payments are due monthly on the 1st on all accrued unpaid interest. The Riverbank line of credit is senior to the CFC line of credit, and is collateralized by the assets of Genesis.  On June 14, 2013 the loan was extended to July 1, 2014 at which time the loan renewed at a four and a half percent rate with a origination fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Company has a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”), with a balance owing of $1,420,000 at September 30, 2013 and $1,450,000 at December 31, 2012. CFC is an affiliated company controlled by a John R. Coghlan. If the Company defaults on the agreement, the default interest rate will be 12%.  Interest is payable monthly. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC has agreed to waive the interest starting October 1, 2010 and has also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

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

During the nine month period ending September 30, 2013, holders of 75,000 shares of Series B preferred stock converted their shares into 187,500 shares of common stock.

NOTE 8 — RELATED-PARTY TRANSACTIONS:

Related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of Genesis.

Coghlan Family Corporation, Coghlan, LLC, JM Growth Enterprises, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. JM Growth Enterprises, LLC is a company owned and controlled 100% by John R. Coghlan. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). Genesis Holdings, Inc. is a Washington Corporation, which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc. Genesis Holdings, Inc and Genesis Holding II, Inc. are inactive and the assets are liquidated.

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarter and nine months ended September 30, 2013 and the year ended December 31, 2012.

John R. Coghlan

One June 27, 2012, John R Coghlan personally guaranteed our Riverbank line of credit.

One June 14, 2013, John R Coghlan personally guaranteed our Riverbank line of credit.

Genesis Financial, Inc.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Coghlan Family Corporation “CFC”

There was no activity for the year ending December 31, 2012.

On June 24, 2013, Coghlan Family Corporation purchased $52,221 interest in two loans held for sale by the Company.  No gain or loss was recognized on this sale because it was sold at its carrying value.

Coghlan, LLC

There was no activity for the nine months ended September 30, 2013 and 2012.

West 3773 Fifth, LLC

There was no activity for the nine months ended September 30, 2013.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2013 compared to quarter ended September 30, 2012.

Revenues

Total revenues for the quarter ending September 30, 2013 were $69,557 compared to $66,107 for the same quarter ending September 30, 2012.  The majority of the revenue for the quarter ended September 30, 2013 was from rental, interest and broker fee income and the quarter ended September 30, 2012 was from interest and broker fee income

Net income (loss) from operations was $18,611 and $(50,217), respectively, for the quarters ending September 30, 2013 and 2012.

Of the loans held for sale at September 30, 2013 loans held for sale with carrying value of $750,297 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended September 30, 2013 and 2012, were $37,815 and $65,628, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended September 30, 2013 and 2012 were $17,813 and $34,721, respectively.  The primary reason for the decrease for the quarter ended September 30, 2013 was the decrease in legal and professional expenses.

Interest Expense

For the quarters ending September 30, 2013 and 2012, interest expense amounted to $7,975 and $32,057, respectively.

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

We consider the terms of the lines of credit to be acceptable. As of September 30, 2013 and December 31, 2012, the balances on the lines of credit were $1,655,000 and $1,450,000, respectively.  Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012.

Revenues

Total revenues for the nine months ending September 30, 2013 were $165,093 compared to $106,750 for the same quarter ending September 30, 2012.  The majority of the revenue for the nine months ended September 30, 2013 was from rental, interest and broker fee income and  the nine month ended September 30, 2012 was from interest and broker fee income.

Net income (loss) from operations was $(32,177) and $(424,461), respectively, for the nine months ending September 30, 2013 and 2012. The decrease in the loss was due a fair value adjustment of $(215,000) and a write-off of a receivable of $(81,600) in the second quarter of 2012.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2013 and 2012, were $142,264 and $144,410, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended September 30, 2013 and 2012 were $2,146 and $35,691, respectively.

Interest Expense

For the nine months ending September 30, 2013 and 2012, interest expense amounted to $20,984 and $70,880, respectively. The primary reason for the decrease for the quarter ended September 30, 2013 was the decrease in related party interest expense from the convertible note.

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

At September 30, 2013 and December 31, 2012, we had cash available of $42,292 and $153,887, respectively, and $15,000 and $250,000 was available under our lines of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate of 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2014.  The line is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At September 30, 2013, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,420,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit.  The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the economic conditions, CFC has agreed to waive all interest beginning October 1, 2010 and the 3.0 debt to equity ratio, as well as the 12% default rate, are waived.

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

For the quarters ending September 30, 2013 and September 30, 2012, our net cash flows provided (used) by operating activities were $(316,595) and $165,393, respectively.

During these periods our net cash provided by (used by) financing activities was $205,000 and $(232,107), respectively.  The reason for the increase for the period ended September 30, 2013 was the increase in the Riverbank line of credit.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.

Description

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

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

Dated: November 5, 2013

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

18