Form 10-K
period 2013-12-31
GENESIS FINANCIAL INC
filed 2014-03-25
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2013

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price of such common equity of the registrant’s common stock on the Over the Counter Pink Sheets was $3,131,772. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2013, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2014 there were 11,575,120 common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2013

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

15

ITEM 8.

Financial Statements and Supplementary Data.

16

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

30

ITEM 9A.

Controls and Procedures.

30

ITEM 9B.

Other Information.

31

PART III

31

ITEM 10.

Directors, Executive Officers and Corporate Governance

31

ITEM 11.

Executive Compensation

33

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

35

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

37

ITEM 14.

Principal Accounting Fees and Services.

38

PART IV

39

ITEM 15.

Exhibits and Financial Statement Schedules

39

SIGNATURES

40

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

OVERVIEW

INTRODUCTION. Genesis Financial, Inc. ("GFI") was incorporated in the State of Washington on January 24, 2002 for the purpose of purchasing and reselling seller financed real estate loans (also referred to as "loans" or "real estate notes" or "portfolio"). All loans purchased or originated, are held for sale, and are carried on the financial statements at cost or fair value, whichever is less.  We purchase seller financed real estate loans from sellers directly or from sellers who are introduced to GFI by brokers. When the owner of a real estate loan wishes to sell the loan, the owner may contact a broker or GFI directly. Seller financed real estate loans are originated by the selling owner of real property.  This is an unconventional form of financing which does not involve banks or mortgage companies.  When we commenced business, we initially focused on purchasing residential and commercial real estate loans and business notes from $25,000 to $250,000 in value, and the brokering of larger transactions. As the business grew, we expanded our services to include larger loans and other forms of cash flow investment instruments.

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

The reduction in availability of funds to purchase real estate notes created a void in the market for a few years from 2000 thru 2003, and again from 2007 thru 2010.  The brokers with loan product inventories were faced with limited liquidity options thereby creating a market opportunity for GFI, and which became the focus of the Company’s business plan during that period. The Company also pursued commercial real estate loans during these periods to fill the void in the contract market.

In 2004, larger financial institutions, which had dabbled in the industry in the past on a smaller, wholesale basis, recognized the potential profitability from buying seller financed real estate loans directly from the sellers. These institutions entered the market. Their competitiveness drove many of the brokers out of business, and made the margin spreads so low that smaller funding companies with a higher cost of funds could not compete, or had to settle for lower quality loans.  GFI was one of those companies, and although we believed we could maintain a presence in the industry by focusing on niche sectors of the market, such as partial purchases and non-conforming property types, management decided to expand the Company’s focus, and look to other business markets as well.  Commercial real estate lending was the Company’s primary choice to pursue.

In the latter part of 2008, national economic conditions made any real estate lending very precarious, forcing the Company to again evaluate its business plan. Real estate loans again became our primary target.  The larger companies, which had dabbled in the industry, discontinued purchasing real estate loans in 2008, primarily due to the decimation of the securitization markets.  This left a huge funding void in the seller financed real estate market.  GFI had been forced to focus its business towards more commercial real estate lending in late 2004, due to the heavy competition, and at the end of 2007, made the decision to change that focus back towards the seller financed real estate loans, to take advantage of the void left by the exiting big players.

COMPETITIVE ADVANTAGE. In this competitive environment, GFI sought to distinguish its offering from those of our competitors through excellent service, rapid customer response, and consistent and fair underwriting evaluations and procedures. We believed that our market focus on superb service and our existing contacts in the industry would provide a sustainable competitive advantage.  We also believed that our ability to diversify into other related markets, such as commercial real estate lending, would give us a competitive advantage. Throughout 2008, the Company focused on increasing its presence in the seller financed markets, supplementing that business with the occasional commercial real estate loan.  By the third quarter of 2008, it was becoming apparent that the real estate markets were going to get worse before they got better, and the Company tightened its purchasing and lending parameters to mitigate the increasing risk.  From January 1, 2009 through December 31, 2011, the Company out-sourced all its operations and servicing functions to reduce expenses, and further tightened underwriting parameters, while management focused on selling repossessed collateral properties and reducing company debt. We outsourced portfolio management to Genesis Finance Corporation, a company owned and controlled by Mike Kirk, an executive officer and director of Genesis Financial, Inc.

Starting January 1, 2011 the Company was operating with one paid employee and outsourcing the portfolio management in exchange for office expenses incurred by Genesis Finance Corporation.

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

In regard to our commercial lending, GFI focused on "hard money lending" which was typically a short term loan collateralized with non-conforming types of real property with a borrower who may have a compromised credit rating.  GFI followed two general underwriting principles in its "hard money" lending, (1) only make a loan if you want to own the collateral and (2) never lend an amount of money which might exceed the price you would be willing to pay for the collateral as a purchaser. Hard money loans are normally equity based, not credit based.  GFI originally targeted a 70% maximum loan-to-value ratio, but as the real estate markets declined from 2007 on, we have continued to reduce that maximum.  At this point, with the continued uncertainty in real estate values, we will estimate the present value of the collateral property, reduce that by 20% - 30% as a contingency for future declining values, and then keep our loan to an amount that is no more than 50% of that adjusted value.

The economic environment as of December 31, 2012 was very volatile, and while it had created a uniquely attractive opportunity for GFI, we still had a real estate market that was experiencing dramatically declining values.  Interest rates were at low levels.  Simultaneously, the banks and large finance companies had tightened credit requirements and had completely exited the "sub-prime" lending markets, providing opportunities for those who were properly positioned to take advantage of the situation. GFI will seek opportunities to acquire real estate loans, and/or properties, in the Northwest United States which we believe will provide targeted financial returns.

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

As of December 31, 2013, the Company has experienced a decrease in delinquencies and an increase in interest from third parties in regard to acquiring some of our REO properties and in many instances have purchased our REO properties.

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

PARTIAL PURCHASE. Partial purchase is the purchase of the front portion of the loan’s cash flow. For example, GFI might purchase the first ten years cash flow of a twenty year loan, and the remaining ten years might be retained by the seller. In a partial purchase, our purchaser’s position would be secured by a recorded full assignment of the loan. An unrecorded "Partial Purchase Agreement" contract would be signed with the seller, summarizing the agreement. The seller's position in title would be eliminated, and should the loan go into default, the seller must either pay off our position or forfeit their rights to the remaining cash flow. In 2008, GFI decided to pursue this partial purchase product in earnest because we believed that the investment risk was considerably lower than the full purchase loan product.

OTHER RESIDENTIAL PRODUCTS. There are numerous other ways to purchase the cash flows of loans including multi-stage payouts, split payments, and many other variations beyond the options listed above. The seller financing options are simply a function of the internal rate of return calculation based on the total amount of cash flow the seller wishes to sell. Due to the uniqueness, and difficulty in servicing, many of these purchasing options are not saleable to secondary market investors due to perceived complexity. Since GFI intends to resell everything it purchases, our purchasing options will be limited to only those programs which are readily acceptable in the secondary markets, or to accredited private investors, eliminating many of these alternatives.

NON-REAL ESTATE CASH FLOWS. There are a number of cash flow products available to purchase which are not secured by real estate but are paid by credit worthy payors (e.g. annual lottery payments paid by state governments, structured settlements payable by large companies, insurance company annuities paid over time, etc.).  Lucrative yields can be earned by purchasing these types of products. The secondary market for these products has been very limited in past years. However, the exodus of investors from the real estate markets has caused these products to become highly desirable, but this elevated competitive interest has driven profitability margins to such a low level that GFI cannot be competitive as a funder. GFI may take advantage of opportunities to broker such products on a case-by-case basis.

INTEREST ONLY AND BALLOON PAYMENT LOANS. From time to time, GFI may purchase loans calling for “interest only” payments for a stated number of installment periods. Interest only loans may be subject to greater degrees of risk than loans requiring principal and interest payments because the borrower in an interest only contract is not demonstrating a present ability to repay the principal. Similar risks exist in loans with balloon payment obligations. While the risk associated with investment in these types of loans may be higher, GFI believes that it is in a position to control the risk through the underwriting process. When higher risk loans are proposed, our underwriter will adjust pricing or review the collateral position to assess the repayment and collateral value risks. GFI is primarily a collateral based lender, so this type of risk assessment on interest only or balloon payment loans is very similar to the risk assessment undertaken on other seller financed real estate loans and with commercial real estate loans. In many instances, GFI may not have access to borrower credit reports, payment histories or other forms of information available to traditional lenders.

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

SUBMITTING BROKER’S QUALIFICATIONS. GFI will be very selective in choosing the brokers from whom it will accept real estate loan submissions. Due to limited personnel resources, and the volatile real estate values, GFI will not accept submissions from unknown or inexperienced brokers. Loan packages must be complete and accurate, and take into account present market conditions and property values. In our opinion, only experienced brokers are capable and reliable for   meeting our investment policies. We use brokers who specialize in our type of contract loan products.

COMMERCIAL REAL ESTATE LENDING. GFI was a small scale commercial real estate lender prior to 2004, supplementing the Company’s seller financed loan acquisitions business.  In the latter part of 2004, due to the competitiveness of the seller financed loan market, management decided to expand the Company’s efforts in the commercial lending market.  Our broker network supplied us with potential borrowers. Since the management and staff of GFI had considerable previous experience with commercial lending, it was a natural and comfortable adjustment. As with any business venture, the Company looked throughout the commercial lending industry for a “niche”. We determined that GFI was best suited to do “Hard Money” commercial lending. Hard money lenders focus on those loans which are usually smaller in size, shorter terms (more of an interim financing), often collateralized by non-conforming property types, or the borrowers do not qualify for conventional financing due to credit history problems.  Typically, hard money loans command a higher interest rate providing a smaller, high cost-of-funds lender like GFI with the opportunity to earn a favorable return on investment.

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

COMPETITION. When GFI formally entered the hard money markets in the latter half of 2004, the market was very competitive and fragmented.  Most hard money lenders operated on a local basis limiting their lending to borrowers and collateral properties located a short distance from their base of operations.  They also marketed only to the retail market, ignoring brokers and dealing directly with the borrowers.

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

As of January 1, 2011, the Company had down-sized enough to manage a sizable portion of its own affairs and renegotiated its outsourcing agreement with Genesis Finance Corporation by lowering the monthly fee to $1,500. As of January 1, 2012 the monthly fee was terminated and the outsourcing services were offset by general office expenses paid by the Company on behalf of Genesis Finance Corporation, a company owned by Michael A. Kirk, an affiliate of Genesis Financial, Inc. On January 1, 2011, GFI hired one employee, Virginia Walters, to manage its affairs going forward.

As a result of the poor economic conditions and declining real estate values, GFI was compelled to seek out additional avenues to build shareholder value.  Management believed that investments in local startup companies could prove to be a good investment for the Company and provide an avenue of diversification.

As part of the diversification plan the Company invested a portion of its assets in privately held companies as follows:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc. (FEI), for $1,200,000. The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis. On April 25, 2011, the Company purchased 85,274 shares of Series “C” Preferred Stock for $50,000 which is convertible at $.60 per share and bears a 5% dividend rate.

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

AWG International Water Corp:

The AWG International Water Corp investment opportunity became available because of its relationship with Flyback Energy.  AWG International Water Corp is located in Spokane, Washington.  It sells proprietary Air-to-Water machines for residential and commercial potable water applications.

In 2010 and 2011, the Company purchased a total of 7,380,433 common shares of the AWG International Water Corp common stock for $500,000.

Real Estate Leasehold Interest:

The Company completed the acquisition of a real property leasehold interest that consists of approximately 63 acres in the city of Halliday, North Dakota.  The lease term is fifteen (15) years and commenced on September 15, 2012.  The Company has an option to renew the lease for an additional 15 year term. Presently, the property consists of fifty (50) residential type lots.  The monthly rent on the lease is Fifty ($50.00) Dollars for each occupied and rented trailer, cabin or lot.  The Company is obligated to pay any and all real and personal property taxes, general taxes, special assessments and other charges levied against the property and its improvements.   During the lease term, the Company will own title to all of the improvements and personal property.  At the expiration of the lease or termination, all improvements and personal property located on the premises will revert to the Lessors.

Limited Liability Corporations:

As part of the asset acquisition of Genesis Holding, Inc. the Company acquired a 9.145% interest in Wenatchee Riverview, LLC for $150,000 and 21.0% interest in 21 Bay Street, LLC for $75,000 which was sold in 2013.  An REO property was formed in to Tioga, LLC with a 53.8% interest for GFI and Hermiston 353, LLC with a 12.9% interest for $51,600. The LLC’s are passive investments which each hold an individual real estate investment REO for sale.

DEFAULT PROCEDURES. Loans will be sold after short holding periods and defaults going forward are expected to be minimal. Some defaults will occur, however and we will take steps after we become aware of the default to protect our interests.  GFI operates under the policy that any loan payment over 90 days delinquent is a loan default.  In a default situation, we will pursue one or more of the following alternatives: discussion with the submitting broker, if any, concerning ways to remedy the default; an offer to re-write or modify the loan for the borrower/buyer as a means to cure the default, provided good evidence is available that the modification will be honored by the borrower/buyer; sale of the loan with the delinquency disclosed (possibly at a loss); acceptance of a property deed in lieu of foreclosure; and/or foreclosure and REO property sale.

SECONDARY MARKET RESALES

OVERVIEW. Since inception, GFI has purchased loans and originated loans with the goal of resale to various secondary market and private investors. GFI attempts to resell the loans as soon as possible with a view toward optimizing gains on resale.  With the elimination of the secondary market and the participating secondary market buyers, the primary buyers have been accredited private investors.  The Company feels that these conditions will continue for the foreseeable future, but will continue to monitor the financial markets. We will continue to establish new relationships with any secondary market buyers as they become available.

GOVERNMENTAL REGULATION

Commercial real estate lending does not require special licensing and is not subject to governmental regulation. GFI does not originate residential loans and therefore is not subject to governmental regulation as a lender, bank, mortgage broker, or other regulated financial institution. Our business focuses on transactions that are not subject to governmental regulation and we intend to maintain this business focus for the foreseeable future.

EMPLOYEES

As of December 31, 2013 the Company had one paid employee, Virginia Walters, an executive officer holding the position of Treasurer.

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

The majority of the properties owned by GFI were acquired through foreclosure of various loans in our loan portfolio.  As of December 31, 2013, our REO properties have a total net carrying value of $474,646.  The following table summarizes our REO properties:

Description	Location	Date Acquired	Units/Acres
Undeveloped residential acreage	Kennewick, WA	9/17/2008	8 acres
Single Family Resident	East Dublin, GA	10/03/2013	SFR and lot
Undeveloped residential acreage	North Edwards, CA	5/20/2010	385 acres
One (1) lot and % RV park with clubhouse	Cusick, WA	8/13/2008	1 RV lot and 1.36% of RV park

ITEM 3.

Legal Proceedings

Presently, we are not subject to any material legal proceedings.  In the normal course of business, GFI is the initiator of legal proceedings associated with judicial foreclosures related to our loan portfolio.

ITEM 4.

Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Pinksheets.  The following table sets forth the high and low bid prices of our common stock for the quarters ending December 31, 2013 and 2012 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2012	High	Low
March 31	$1.01	$.52
June 30	$.65	$.40
September 30	$.60	$.35
December 31	$.51	$.36

Fiscal 2013	High	Low
March 31	$.52	$.30
June 30	$.51	$.365
September 30	$.40	$.05
December 31	$.30	$.15

(a)

Holders

As of December 31, 2013 our company had approximately 101 shareholders of record of its common stock holding 11,575,120 common shares and has approximately 37 shareholders of its Series B preferred stock holding 1,649,500 preferred shares.

(b)

Dividends

There are no restrictions imposed on the Company, which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.  However, upon issuance of the Series "B" Preferred stock, the Company determined that a beneficial conversion feature of $-0- and $1,102,250 had been realized for the years ended December 31, 2013 and 2012, respectively. This beneficial conversion feature was recognized as a deemed dividend distribution to the preferred shareholders on the date of issuance because the preferred stock is convertible at the option of the holder immediately upon issuance.  As of December 31, 2013, 2,000,000 Series "B" preferred shares had been sold with net proceeds of $2,000,000.

(c)

Recent Sales of Unregistered Securities.

None.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2013.  Information is included for equity compensation plans not approved by our security holders.

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

(2)  On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options each to John Coghlan, President and Director of the Company, Greg M. Wilson, attorney for the Company, and James Bjorklund and Wes Sodorff, advisors to the Company. The stock options, representing 1,000,000 common shares, have an exercise price of $0.20 per share. They expire December 31, 2014.

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

During fiscal year ending December 31, 2013, no options were exercised and none expired.

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

Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate loans ("loans"), and originating commercial real estate hard money loans. We purchase loans at a discount and hold them for sale for a relatively short period to provide seasoning and value appreciation. After the holding period, we sell the loans. We expect to derive operating revenues from resales of loans at a profit, and from interest income derived from loans during the holding period. We originate commercial real estate loans and sell the loan, or participations in those loans, to accredited private investors.  From time to time, we also consider other forms of cash flow instruments when warranted.  GFI has also invested in two private companies with a view toward diversifying its investment portfolio.

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

We plan to reduce the number of loan purchase transactions.  We intend to focus our efforts on real estate development lending transactions both as a lender or as a participant which we believe will improve our cash flow.

It is the goal of the company to grow its capital base where the overhead from being a public company does not represent such a large percentage of operating cash flow from invested assets.

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2013 compared to year ended December 31, 2012.

Net loss from operations for the years ended December 31, 2013 and 2012 were ($327,521) and ($751,416), respectively.  The primary reasons for the losses were fair value adjustments, non cash interest expense, and legal and auditing expenses related to public company reporting requirements.

During the years ended December 31, 2013 and 2012, the Company recognized $210,215 and $143,492, respectively, of interest, processing fees, rental income and other revenues.

At December 31, 2013 and 2012, loans held for sale totaled $1,024,027 and $1,279,074, respectively. The decrease in 2013 was due to the sale of two loans payable, two loans paid in full and fair value adjustments.

Of the loans held for sale at December 31, 2013 and 2012, 71% and 60% loans, respectively, were in default.  The loan balance values were $718,236 at December 31, 2013 and $768,325, at December 31, 2012. At December 31, 2013 four of the fourteen loans in default are in legal proceedings for repossessions.

At December 31, 2013 and 2012, real estate owned totaled $392,885 and $450,877, respectively.  The decrease in REO is the result of the sale of two of the REO properties. These properties were listed for sale.

During 2013, we foreclosed on two loans.  In 2012 we had no loan foreclosures.

Generally in each instance of payment default, it is GFI’s policy to stop accruing interest income when delinquency status is reached. GFI also performs a review of the adequacy of collateral on each default and records a write-down to market value if the collateral value is less than the loan’s principal balance on an aggregate basis by loan type. For this purpose, GFI categorizes loans as residential, commercial, land, and other.

General and Administrative Expenses

General and administrative expenses (“G&A”) for fiscal years ended December 31, 2013 and 2012 were $188,786 and $184,508, respectively. G&A primarily consists of executive compensation, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2013 and 2012 were $4,278 and $42,971, respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2013	$ 4,278	Increase due salary
2012	$ 42,971	Increase due to stock based compensation

Interest Expense

For the years December 31, 2013 and 2012, interest expense amounted to $29,658 and $90,896, respectively. The reason for the decrease in interest expense is due to convertible notes being fully amortized.

Interest expense was associated with our lines of credit with RiverBank, an unaffiliated lender and a convertible note payable to John R. Coghlan, a director and executive officer.

Loan Portfolio Composition

For the years ended December 31, 2009 through 2013, the loan portfolio of purchased, sold and originated is as follows.

Table No. 3

Loan Types Purchased, Sold and Originated

2009
		Residential		Commercial		Land		Other
Originated	1	$87,046	-	$0	3	$140,868	1	$165,000
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	-	$0	-	$0	1	$70,868	1	$165,000

2010
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	4	$124,127	-	$0
Purchased	-	$0	-	$0	1	$12,000	-	$0
Sold	-	$0	-	$0	-	$0	-	$0

2011
		Residential		Commercial		Land		Other
Originated	1	$49,950	-	$0	-	$0	-	$0
Purchased	-	$0	3	$76,000	1	$25,000	-	$0
Sold	4	$116,170	1	$25,000	1	$16,500	-	$0

2012
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	1	$30,000
Purchased	13	$562,816	4	$412,514	2	$113,300	-	$0
Sold	2	$18,344	2	$183,361	-	$0	2	$42,495

2013
		Residential		Commercial		Land		Other
Originated	-	$0	1	$100,000	1	$10,400	2	$378,857
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	2	$52,221	1	$288,368	-	$0	3	$408,857

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

At December 31, 2013 and December 31, 2012, we had cash available of $52,498 and $153,887, respectively, and $15,000 was available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

GFI is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate of 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2014, is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At December 31, 2013, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation (“CFC”) with a balance of $1,415,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. Originally, the interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’ assets but is subordinate to the RiverBank line of credit loan agreement. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee.

Our capital resources have been adequate to fund our operations at a reasonable level during the year ended December 31, 2013 covered by this Annual Report.  We have paid close attention to our loan portfolio and maintained our funding requirements within our available resources. We receive interest and principal reductions (typically monthly) on loans which we hold in inventory.  We would require an increase in our capital base and an improvement in the real estate markets in order to increase revenue and create profitability.

For the years ending December 31, 2013 and 2012, our net cash flows provided (used) by operating activities were ($243,011) and $206,306, respectively.  The reason for decrease for the year ended December 31, 2013 was the reduction of loans held for sale, fair value adjustment and stock base compensation.

For the years ending December 31, 2013 and 2012, our net cash provided (used) by financing activities was $200,000 and ($247,107), respectively.  The reason for the increase for the period ended December 31, 2013 resulted from borrowing funds on our Riverbank line of credit.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2013 and 2012, the total combined balances on the lines of credit were $1,650,000 and $1,450,000, respectively. Interest expense on the lines of credit will fluctuate in future periods with loan reductions. The decrease/increase for the lines of credit for the years December 31, 2013 and 2012, were ($200,000) and $247,107, respectively.

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan. The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred Stock for every $1.00 Dollar outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred Stock. The beneficial conversion feature was based upon the difference between the fair value of the preferred stock into which the note is convertible at the date of issue ($378,750) less the face value of the note ($250,000).  The fair value of the preferred stock at the date of issue was calculated based upon the fair value of the shares of common stock (2.5 shares of common stock for each single share of preferred stock or 625,000 shares) into which the preferred stock was convertible at the date of issue.

As discussed in detail in Item 13 concerning related party transactions, we entered into a variety of business transactions with John R. Coghlan, Coghlan Family Corporation, Coghlan, LLC, West 3773 Fifth, LLC, Genesis Holdings, Inc. Genesis Holdings II, Inc. and Genesis Finance Corporation.  These related party transactions served two distinct and different cash generating business purposes.  As a part of the Company's operations, it sells loans from time to time to investors.  Historically, Coghlan, LLC, Genesis Holdings, Genesis Holdings II and JM Growth Enterprises have acted as investors by purchasing loans from the Company.  We believe that these loan sale transactions have been and will be offered to other investors in arms-length type transactions.  Generally, all transactions between the Company and John Coghlan related parties represent transactions designed to generate liquidity for the Company's business operations including note payments to Riverbank.  In the case of these Coghlan related transactions, Michael Kirk is solely responsible for setting the transaction values.  In July 2012, we purchased the assets of Genesis Holdings, Inc. and Genesis Holdings II, Inc.  We do not anticipate that the Genesis Holdings companies will purchase any of our loans in the future.

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

The following table presents changes in cash flow data for the periods indicated.

CASH FLOW DATA:	2013	2012

Net cash provided by (used in) operating activities	$(243,011)	$206,306
Net cash provided by (used in) investing activities	$(58,378)	$172,571
Net cash provided by (used in) financing activities	$200,000	$(247,107)

The primary reasons for the changes in cash provided by (used in) operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2013	$ (449,317)	Decrease loans held for sale and reduction of stock based compensation
2012	$ 243,210	Purchases made with common stock.

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2013	$ (230,949)	Fewer net purchases and sale of investment
2012	$ 480,503	No purchases of investment in 2012 plus cash received from acquisition of GHI and GHII

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2013	$ (447,107)	Increase credit line borrowing
2012	$ (496,605)	Paying off /down the debt, no proceeds from sale of preferred stock

Our capital resources have occasionally been strained, but were adequate to support our operations at a reasonable level during the fiscal year covered by this Annual Report. We have paid close attention to our loan portfolio and have managed our cash flow within our available financial resources. We were able to control our funding rate by adjusting our pricing, tightening our underwriting, and/or discontinuing certain product lines. The strains on our capital have been largely caused by increased foreclosure litigation expenses, as well as increased repossession maintenance, holding and resale costs, coupled with lower resale values. We received interest and principal reductions (typically monthly) on loans pending sale, and the interest rate spread between the cost of our lines of credit, or the participation sales to private investors, and our weighted average contract yield provided operating capital which sustained our operations during the reported periods.  We would require an increase in cash, and an improvement in the real estate markets, in order to grow the company, and create profitability.  Until such time as that happens, we believe that cash utilized to grow our asset base will continue to decline in both size and value, and capital resources will remain strained.

ITEM 7A.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable to small reporting companies.

ITEM 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genesis Financial, Inc.

We have audited the accompanying balance sheets of Genesis Financial, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Financial, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 17, 2014

GENESIS FINANCIAL, INC.
Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,498	$153,887
Interest and other receivables	85,103	93,849
Investments in real estate limited liability corporations	480,634	436,155
Loans held for sale	1,024,027	1,279,074
Real estate owned	392,885	450,877
Total current assets	2,035,147	2,413,842

NON-CURRENT ASSETS:
Long-term investments, at cost	1,250,000	1,250,000
Investments - available for sale	525,830	1,018,500
Real estate leasehold interest	619,250
Office equipment, net of accumulated depreciation of $3,178 and $1,815 respectively	4,754	6,118
Total non-current assets	2,399,834	2,274,618

Total assets	$4,434,981	$4,688,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit, affiliated company	$1,415,000	$1,450,000
Line of credit, bank	235,000	-
Note payable	62,699	-
Other current liabilities	31,878	11,242
Total current liabilities	1,744,577	1,461,242

LONG-TERM LIABILITIES:
Convertible note payable to officer	250,000	250,000

COMMITMENT AND CONTINGENCIES (Notes 4 and 5)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, 1,649,500 and 1,815,000 issued and outstanding, respectively	1,649,500	1,815,000
Common stock, $.001 par value; 100,000,000 authorized, 11,575,120 and 10,571,608 issued and outstanding, respectively	11,575	10,571
Additional paid-in capital	6,463,293	6,005,420
Accumulated deficit	(5,699,794)	(5,372,273)
Accumulated other comprehensive income	15,830	518,500
Total stockholders’ equity	2,440,404	2,977,218

Total liabilities and stockholders' equity	$4,434,981	$4,688,460

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations and Comprehensive Income (Loss)

	For the Years Ending December 31,
	2013	2012
REVENUE:
Interest, (net of write-offs), processing fee
and other income	$163,650	$143,492
Rental income	46,565	-
Net revenues	210,215	143,492

EXPENSES:
Fair value adjustments	126,934	467,539
Loan losses and write-offs	148,127	151,965
Real estate leasehold expenses	11,231	-
Loss on real estate limited liability corporations	33,000	-
Salaries	51,000	45,000
Interest expense, related party	20,164	82,665
Interest expense, other	9,494	8,231
Office occupancy and other	137,786	139,508
Total operating expenses	537,736	894,908

NET INCOME (LOSS)	(327,521)	(751,416)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available for sale securities	(502,670)	518,500

COMPREHENSIVE INCOME (LOSS)	$(830,191)	$(232,916)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.08)

WEIGHTED AVERAGE SHARE OUTSTANDING BASIC AND DILUTED	11,088,191	9,071,641

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
	For the Years Ending December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(327,521)	$(751,416)
Noncash items included in net income (loss):
Fair value adjustments	126,934	467,539
Loan-related expenses paid with assumption of note payable	62,699	-
Write-off of other receivable	33,120	151,965
Depreciation	1,364	1,363
Stock based compensation	27,984	41,977
Loss on real estate limited liability company	33,000	-
Loan fee income received in form of available for sale security	(10,000)	-
Amortization of discount on convertible note payable	-	62,611
Changes in assets and liabilities:
Interest and other receivables	(41,831)	(60,136)
Related party receivable	-	9,654
Loans held for sale	(219,503)	203,897
Real estate owned	91,379	98,385
Other current liabilities	(20,635)	(19,533)
Net cash provided (used) in operating activities	(243,011)	206,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate company	(58,378)	-
Proceeds from sale of investment in real estate company	-	75,000
Cash received in purchase of GHI and GHII	-	97,571
Net cash provided (used) by investing activities	(58,378)	172,571
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with affiliated company, net	(35,000)	(60,000)
Borrowings (repayment) from line of credit from bank, net	235,000	(187,107)
Net cash provided (used) by financing activities	200,000	(247,107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,389)	131,770
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	153,887	22,117
CASH AND CASH EQUIVALENTS, END OF YEAR	$52,498	$153,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid in cash	$28,747	$28,286
NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans held for sale transferred to real estate owned	$82,648	$-
Common stock issued for GHI and GHII assets	-	1,411,200
REO transferred to investment in real estate company	51,600	282,500
Conversion of Preferred Stock to Common Stock	165,500	142,500
Common stock issued for real estate leasehold interest	265,393	-
Loan converted to real estate leasehold interest	353,857	-

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC. Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2012 and 2013
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated (Deficit)	Total
	Shares	Amount	Shares	Amount
BALANCES, DECEMBER 31, 2011	7,863,358	$7,863	1,957,500	$1,957,500	$4,412,451	$-	$(4,620,857)	$1,756,957
Conversion of preferred stock	356,250	356	(142,500)	(142,500)	142,144	-	-	-
Acquisition of Genesis Holdings, Inc. and Genesis Holdings II, Inc.	2,352,000	2,352	-	--	1,408,848	-	-	1,411,200
Unrealized gain (loss) on available for sale securities	-	-	-	-	-	518,500	-	518,500
Stock based compensation	-	-	-	-	41,977	-	-	41,977
Net loss	-	-	-	-	-	-	(751,416)	(751,416)

BALANCES, DECEMBER 31, 2012	10,571,608	$10,571	1,815,000	$1,815,000	$6,005,420	$518,500	$(5,372,273)	$2,977,218
Conversion of preferred stock	413,750	414	(165,500)	(165,500)	165,086	-	-	-
Stock Issued for Real Estate Leasehold Interest	589,762	590	-	-	264,803	-	-	265,393
Unrealized gain (loss) on available for sale securities	-	-	-	-	-	(502,670)	-	(502,670)
Stock based compensation	-	-	-	-	27,984	-	-	27,984
Net loss	-	-	-	-	-	-	(327,521)	(327,521)

BALANCES, DECEMBER 31, 2013	11,575,120	$11,575	1,649,500	$1,649,500	$6,463,293	$15,830	$(5,699,794)	$2,440,404

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

Genesis Financial, Inc. (“the Company” or “GFI”) was incorporated in Washington State on January 24, 2002.  The Company is primarily engaged in the business of purchasing and selling real estate receivable loans and periodically providing bridge capital funding.  Loans consist of real estate loans and mortgage notes collateralized by primarily first position liens on residential and commercial real estate.  The loans collateralized by real estate are typically non-conventional either because they are originated as a result of seller financing, or the underlying property is non-conventional.

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

Genesis Financial, Inc.

Notes to Financial Statements

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

Investment in real estate limited liability companies – Investments in real estate companies are recorded as cost when initially acquired. For investment in real estate limited liability companies in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For investment in real estate companies in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the underlying real estate limited liability companies’ earnings and losses is included in the statement of operations. For investments in real estate limited liability companies where the Company holds more than 50% of the voting interest and has significant influence, the real estate company is consolidated with the presentation of non-controlling interest if material to the financial statements.  Otherwise, the investment is presented similar to the equity method whereby the Company’s share of the underlying earnings and losses is included in the statement of operations.   In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the company’s board of directors. The Company recognizes an impairment charge when a decline in the fair value of its investments below the carrying amount is judged to be other-than-temporary.

Real estate leasehold interest – Leasehold interests in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value.   Project costs clearly associated with the development of the leasehold interest are capitalized. As portions of the leasehold interest are rented, depreciation expense is recognized over the term of the leasehold interest. Rental income received on the interests is recognized in the period earned.

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

Genesis Financial, Inc.

Notes to Financial Statements

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of December 31, 2013 and December 31, 2012:

	December 31,
	2013	2012
Stock options	1,261,000	1,261,000
Convertible preferred stock	4,123,750	4,537,500
Convertible debt	625,000	625,000
Total possible dilution	6,009,750	6,423,500

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

NOTE 2 — LOANS HELD FOR SALE

The Company's fair value of loans held for sale consisted of the following:

	December 31, 2013	December 31, 2012
Residential	$361,779	$507,145
Land	61,669	84,942
Commercial	600,579	656,987
Other	-	30,000
Total	$1,024,027	$1,279,074

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Beginning Balance	$1,279,074	$598,251
New loans	389,257	175,805
Purchased from GHI and GHII	-	958,944
Principal payments	(129,767)	(135,502)
Sale of loans	(52,221)	(244,200)
Converted to REO	(82,648)	-
Converted to long term investment	(353,857)	-
Fair value adjustments	(45,172)	(74,224)
Repossession expenses	19,361	-
Ending Balance	$1,024,027	$1,279,074

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 3- REAL ESTATE OWNED

The Company's fair value of REO consisted of the following:

	December 31, 2013	December 31, 2012
Residential	$12,764	$-
Land	379,857	450,613
Commercial	264	264
Total	$392,885	$450,877

The following table presents the change in balance sheet carrying values associated with REO for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2012	2012
Beginning Balance	$450,877	$1,095,393
Proceeds from sales of REO	(10,400)	(92,548)
Fair value adjustment	(81,761)	(390,412)
Net change in holding costs	3,121	(8,742)
Transferred from affiliate	-	129,686
Transferred from Loans Held for Sale	82,648	-
Transferred to an LLC membership	(51,600)	(282,500)
Ending Balance	$392,885	$450,877

NOTE 4 — OTHER ASSETS

Long term investments:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis.  On April 25, 2011, the Company purchased 85,274 shares of Series “C” Preferred Stock for $50,000 which is convertible at $.60 per share and bears a 5% dividend rate.

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

Investments in Available for Sale Securities:

AWG International Water Corp:

The Company purchased 109,906 shares of the AWG International Water Corp, a Nevada corporation, (“AWGI”) common stock for $500,000 ($250,000 each in 2010 and 2011).  In July 2012, AWGI was acquired by MIP Solutions, Inc. in a share exchange transaction (the "Acquisition").  In connection with this Acquisition, the Company’s 109,906 shares of AWGI common stock were converted into 7,380,433 shares of AWG International Water Corp (formerly MIP Solutions, Inc.).  MIP Solutions, Inc. changed its name to AWG International Water Corporation and its common stock quoted on the OTC Electronic Bulletin Board. Prior to the Acquisition, the Company accounted for its investment in AWGI as a long term investment because AWGI’s capital stock was not publicly traded. Once the Acquisition occurred and the shares were tradable publicly, the Company changed the method of accounting for this investment to an investment in a marketable equity security. Under this accounting, the investment is presented at fair value on the balance sheet and the resulting unrealized gain or loss is recognized as other comprehensive income.

Genesis Financial, Inc.

Notes to Financial Statements

At December 31, 2013 the quoted market value of AWGI was $0.07 per share or $516,630 resulting in an unrealized gain at December 31, 2013 is $16,630. The investment is measured using Level 1 fair value inputs.

Gambit Energy Inc.:

On February 4, 2013, the Company received 10,000 restricted common shares of Gambit Energy, Inc., a Nevada corporation ("GMEI") quoted on the OTC Markets.  The shares were issued as additional consideration for extending the due date of a loan held for sale relating to GMEI promissory note. On the date of the transaction, the fair value of GMEI shares was $10,000 which was recognized as loan fee income in 2013.

 At December 31, 2013, the quoted market value of the GMEI shares was $0.92 per share or $9,200 resulting in an unrealized loss of $800 for the year ended December 31, 2013. Total unrealized loss at December 31, 2013 is $800. The investment was measured using Level 1 fair value inputs.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies. In 2013, the Company contributed its investment in a real estate owned with a basis of $51,600 to a newly form limited liability company in exchange for a 12.9% interest in the new company.

One of the investments is accounted for using the equity method.  During the year ended December 31, 2013, the Company recorded a loss of $33,000 which represents its portion of this real estate company’s loss for the same period. During the year ended December 31, 2013, the Company invested $58,378 for its share of property taxes and interest owing on the underlying real estate owned by these limited liability companies.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres located in Dunn County, North Dakota, (the "Halliday Project").  The leasehold was acquired by assignment of a lease between Mr. Clint L. Lohman (“Lohman”), Lessee and the Lessors. The Halliday Project, as presently developed, consist of fifty (50) developed residential lots and undeveloped land. Mr. Lohman was elected as a director of GFI at the October 22, 2013 annual shareholder meeting.

Lohman initially acquired the property in September 2012 and commenced development of fifty (50) RV/residential lots. Lohman invested $353,857 into the Project.  The Company loaned Lohman an additional $353,857 which was used for project development.  The development is currently approved for a total of 100 lots in the city of Halliday, North Dakota.

GFI acquired Lohman's interest in the Halliday Project in a share exchange transaction. GFI issued 589,762 common shares valued at $0.45 per share for a value of $265,393. The Company also cancelled Lohman’s outstanding loan balance of $353,857 at the time of the share exchange. Total consideration for the leasehold interest was $619,250. The Company owns the Halliday Project leasehold interest and intends to complete the development of the additional 50 lots in 2014 at an estimated cost of $300,000. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent to oil field workers. Beginning October 2013, the Company had 15 lots leased and had rental income of $42,065 for the year ended December 31, 2013.

The lease consists of approximately 63 acres in the city of Halliday, North Dakota.  The lease term is fifteen (15) years and commenced on September 15, 2012.  The Company has an option to renew the lease for an additional 15 year term. The monthly rent on the lease is Fifty ($50.00) Dollars for each occupied and rented trailer, cabin or lot.  The Company is obligated to pay any and all real and personal property taxes, general taxes, special assessments and other charges levied against the property and its improvements.   During the lease term, the Company will own title to all of the improvements and personal property.  At the expiration of the lease or termination, all improvements and personal property located on the premises will revert to the Lessors.

NOTE 5 — LINES OF CREDIT

On June 27, 2012, GFI renewed a $250,000 line of credit, bearing five (5%) percent interest with Riverbank.  At December 31, 2013 the balance owing is $235,000. The line has a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 14, 2013 the line of credit was extended to July 1, 2014 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a origination fee of ½%, or $1,250. The Riverbank line

Genesis Financial, Inc.

Notes to Financial Statements

requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $1,415,000 at December 31, 2013 and $1,450,000 at December 31, 2012. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement required that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC had agreed to waive the interest and origination fees starting October 1, 2010 and had also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

NOTE 6 — NOTES PAYABLE

Convertible note payable to officer: On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 11). The note accrues interest at eight (8%) percent per annum with interest and balance initially due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred stock for every $1.00 outstanding of the note payable and related accrued interest.  In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount was amortized into earnings over the initial term of the note and was fully amortized at December 31, 2012. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred stock. On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2016.

Note payable: In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is until paid in full and monthly payments are $832.

NOTE 7 — SERIES B PREFERRED STOCK

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

During the year ending December 31, 2013 and 2012, holders of 165,500 and 142,500 shares of Series B preferred stock converted their shares into 413,750 and 356,250 shares of common stock, respectively.

NOTE 8 - STOCK OPTIONS

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the Shareholders of the Company on May 2, 2002.  The plan allows for issuance of Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs).  The maximum number of shares that may be subject to option and exercised under the Plan is 1,300,000 shares.  The ISOs and NSOs expire 30 days after the recipient ceases to be an employee for the Company, or one year after the recipient’s death.

During the year ended December 31, 2012, the Company authorized the issuance of 65,250 common stock options each to John Coghlan, President of the Company, Michael Kirk, Secretary of the Company, Virginia Walters, Treasurer of the Company, and Wes Sodorff, advisor to the Company. The stock options, representing 261,000 common shares, have an exercise price of

Genesis Financial, Inc.

Notes to Financial Statements

$0.60 per share and expire five years from the date of the grant.  The options vest at the rate of 20% per year with the first 20% vested upon issuance.  After the granting of these options, no options are available for future grants under the plan.  No options were issued during 2013.

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

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 was $150,000 based on the Company’s closing stock price of $0.35 per common share at December 31, 2013.  Compensation expense relating to stock options granted during the years ended December 31, 2013 and 2012 was $27,984 and $41,977, respectively, and is classified as ‘office occupancy and other expenses’. Unrecognized compensation related to these options is $69,962 and will be recognized over the next 2.5 years

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding and exercisable, December 31, 2011	1,000,000	$0.20	2.5 years
Granted	261,000	$0.60	4.5 years
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2012	1,261,000	$0.28	2.9 years
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2013	1,261,000	$0.28	1.9 years
Exercisable at December 31, 2013	1,104,400	$0.24

NOTE 9 – INCOME TAX:

Components of the Company’s deferred income tax assets are as follows:

	December 31,
	2013	2012
Net operating loss carry forward	$ 1,096,000	$ 1,028,000
Fair value adjustment	754,000	704,000
Stock-based compensation	93,000	82,000
Reserves	30,000	20,000
Deferred tax asset	1,973,000	1,834,000
Less valuation allowance	(1,973,000)	(1,834,000)
Net deferred tax asset	$ 0	$ 0

The deferred tax assets were calculated assuming a 39% tax rate at December 31, 2013 and December 31, 2012.  The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss) primarily due to state income taxes, net operating loss carryovers and fair value adjustments.

Genesis Financial, Inc.

Notes to Financial Statements

At December 31, 2013, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $3,000,000 expiring through 2034.  Because management does not believe it is more likely than not that the carry forward will be utilized, the related deferred tax asset has been fully reserved.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and have recognized that certain tax positions taken in the 2010 through 2013 years could result in minor adjustments to the fair value adjustments for tax purposes.  However, these adjustments would not result in a tax provision as they would result in revisions to the net operating loss carryforward amount.

Management has determined that the Company is subject to examination of income tax filings in the United States for the 2010 through 2013 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and lines of credit approximate fair value. The carrying values of the convertible note payable to officer and note payable approximate fair market value as it is based on market rates of interest. The fair value of the long-term investment at December 31, 2013 is approximately $1.9 million based upon of the fair value of the common stock of the underlying investment.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$52,498	$52,498	$-	$-
Investments available for sale	525,830	525,830	-	-
Loan held for sale	1,024,027	-	-	1,024,027

	Fair value at December 31, 2012
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$153,887	$153,887	$-	$-
Investments available for sale	1,018,500	1,018,500	-	-
Loans held for sale	1,279,074	-	-	1,279,074

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s available for sale investments are valued using quoted market prices, and accordingly, is included in Level 1.

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

NOTE 11— RELATED-PARTY TRANSACTIONS

Related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI.

Coghlan Family Corporation, Coghlan, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are

Genesis Financial, Inc.

Notes to Financial Statements

co-managers. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). Genesis Holdings, Inc. is a Washington corporation which is managed by John R. Coghlan.  Mr. Coghlan is the President and Director of Genesis Holdings, Inc.  Genesis Holdings II, Inc. is a Washington Corporation, which is managed by Michael Kirk.  Mr. Kirk is the President and Director of Genesis Holdings II, Inc. Genesis Financial Corporation is a company which is owned 100% by Michael Kirk, who is a director and officer of Genesis Financial, Inc. Genesis Financial, Inc. provides accounting, office services and supplies, and office space for his services provided to Genesis Financial Corporation.  The services are valued at $1,500 per month. Michael Lavigne is an officer and director of Placer Creek Mining Company. Mr. Lavigne is a director of Genesis Financial, Inc.

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the year ended December 31, 2013 and 2012.

John R. Coghlan

On June 27, 2012, John R Coghlan personally guaranteed our Riverbank line of credit.

One June 14, 2013, John R Coghlan personally guaranteed our Riverbank line of credit.

Coghlan Family Corporation “CFC”

There was no activity for the year ending December 31, 2012.

On June 24, 2013, Coghlan Family Corporation purchased $52,221 interest in two loans held for sale by the Company.  No gain or loss was recognized on this sale because they were sold at its carrying value.

Coghlan, LLC

There was no activity for the years ending December 31, 2013 and 2012.

West 3773 Fifth, LLC

There was no activity for the year ending December 31, 2013.

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

Michael Lavigne

Michael Lavigne in the President of Placer Creek Mining Company and is a director of GFI.

On January 17, 2014, GFI loaned Placer Creek Mining Company $50,000 and on February 7, 2014 we loaned them an additional $100,000.

ITEM 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2013 and 2012, or any interim periods.  We have not had any other changes in, nor have we had a disagreement, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2013, the Directors and Executive officers were as follows:

Name	Age	Position	Term of Office
John R. Coghlan	71	President, CEO, CFO, Chairman of the Board, Director	01/02/06-Present
Virginia Walters	40	Treasurer, Director	10/20/11-Present
Michael A. Kirk	62	Secretary, Director	01/24/02-Present
Clint Lohman	51	Director	10/22/13-Present
Michael Lavigne	55	Director	10/22/13-Present

As of December 31, 2013, GFI operated with three Executive Officers and a five member Board of Directors. The following are brief biographical descriptions of the current Executive Officers and Directors of GFI.

JOHN R. COGHLAN, President, Chief Executive Officer, Chief Financial Officer, Director and Chairman of the Board, age 71, became a Director on January 2, 2006. Mr. Coghlan is a retired C.P.A. Mr. Coghlan became responsible for the overall management of operations on January 1, 2010. Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, the Coghlan Family Corporation, a privately held family business that manages family investment accounts, has employed Mr. Coghlan.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grandchildren.

Labor Ready, Inc. is an international provider of temporary labor with 769 locations as of March 28, 2003 and annual revenues of $862.7 million for the year ended December 31, 2002.  At the time Mr. Coghlan retired from Labor Ready in 1996, it operated 200 locations and generated $163 million in annual revenues.  Mr. Coghlan's business experience as a certified public accountant and management experience with Labor Ready qualify his as director of the Company.

MICHAEL A. KIRK, Secretary and Director, age 62, will act in an advisory capacity to the Board of Directors.  He will oversee and be directly involved with buying, underwriting, and any real estate related transactions.  Mr. Kirk is a founder of GFI and has served as an officer and Director since inception in January, 2002.  Mr. Kirk will devote part time to the business.

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

Prior to founding GFI, Mr. Kirk was the Senior Vice President of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"). In that capacity, Mr. Kirk managed a staff of 155 and was responsible for all corporate production units, including real estate loan acquisition, commercial real estate lending, wholesale residential lending, retail residential lending, correspondent lending, secondary markets, alternative cash flow acquisitions, and equipment leasing. In Metropolitan's fiscal year ending in 2000, his operations produced $634 million in transaction volume, involved $900+ million in total assets and contributed $97 million in revenues. Mr. Kirk joined Metropolitan in 1982 as a contract buyer and a member of the underwriting committee. He was a contract buyer and senior underwriter for 12 years. During his tenure with Metropolitan, Mr. Kirk was a member of a team that moved the company from a retail focus to the wholesale market, and increased production ranging between 20% and 55% annually 5 years in a row. He was instrumental in turning Metropolitan into a diverse, full-service financial institution and personally designed and implemented many of the products available at Metropolitan. He also coordinated Metropolitan's securitization business.

Mr. Kirk was a Founding Director of the National Association of Settlement Purchasers; served as an Advisor to the National Association of Private Mortgage Purchasers; was voted one of the "Pioneers of the Cash Flow Industry" by a cash flow industry trade publication; received an Honorary Doctorate of Presentations, presented by the Benscheidt Communications Group; and has been a past Keynote Speaker at American Cash Flow Association and the Noteworthy Organization annual conventions.  Mr. Kirks skills and attributes demonstrated in these positions qualify him as a member of the board of directors.

VIRGINIA WALTERS, Treasurer and Director, age 40. For the past five years, Ms. Walters has been an employee of Genesis Financial. She has acted in a variety of roles, including, accounting manager and custodian of the corporate records. Her role has included assisting company president and board of directors in the preparation of internal reports relating to the company’s real estate loans investment business. Ms. Walter’s skills and attributes demonstrated in these positions over the past five years qualify her for promotion to the office of Treasurer and as a member of the board of directors.

CLINT LOHMAN, Director, age 51.  Since 2000, Mr. Lohman has resided in Bozeman, Montana, where he owns and operates Rocky Mountain Gaming.  Moreover Mr. Lohman has ownership in several businesses represented within Eastern Montana and Western North Dakota.  Mr. Lohman has developed and maintains close relationships with farmers, business people and long-standing residents in the Williston Basin.  The combination of Mr. Lohman’s business expertise and relationships specific to the Williston Basin provides the Company with significant advantages in conducting business operations in Montana – North Dakota area.  Mr. Lohman attended and graduated from North Dakota College of Science.  Mr. Lohman's wide range of business skills and attributes qualify him as a member of our Company's board of directors.

MICHAEL LAVIGNE, Director, age 55. Mr. Lavigne has served as the CEO and a board member of Silver Verde May Mining Company, Inc. from December 2008 to the present. Silver Verde May, an exploration stage mining company located in Wallace, Idaho, holds a number of properties in Idaho, Utah and Wyoming. From August 2008, Mr. Lavigne served as a consultant for Golden Eagle Mining Company, which was acquired by Silver Verde May in December 2008. Mr. Lavigne also serves on the board of Mascot Mining which holds properties in Idaho and Montana.  Mr. Lavigne serves as a member of the board of directors of West Mountain Index Advisors, Inc.

Mr. Lavigne is the owner and Managing Partner of Capital Peak Partners, LLC.  Capital Peak provides consulting services in the area of corporate and business development. Capital Peak Partners was founded in September of 2010. Previously Mr. Lavigne held a number of positions in the travel and hospitality industry. From November 2006 to July 2008, Mr. Lavigne founded and served as a director and CEO of Travel Services Group. Mr. Lavigne is the President of Placer Creek Mining Company.

Mr. Lavigne received his BA in Accounting from the University of Idaho and a JD from Gonzaga University School of Law.

Mr. Lavigne's business skill and attributes and significant experience in business qualify him as a member of our board of directors.

Involvement in Certain Legal Proceedings

To the Company's knowledge, none of the events described in Item 401(f) have occurred during the past ten (10) years and that are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company.

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

ITEM 11.

Executive Compensation

Compensation Discussion and Analysis

Compensation expenses for 2013 and 2012 were $51,000 and $45,000, respectively.

The following table set forth the compensation information on executive officers Michael A. Kirk, John Coghlan and Virginia Walters for the fiscal years ending December 31, 2013 and 2012.

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Comp ($)	All Other Compensation ($)	Totals
Michael Kirk	2012	$ -0-	-0-	-0-	$7,830	-0-	$6,000	$13,830
Secretary	2013	$ -0-	-0-	-0-	$7,830	-0-	$6,000	$13,830
John Coghlan	2012	$ -0-	-0-	-0-	$7,830	-0-	-0-	$ 7,830
President	2013	$ -0-	-0-	-0-	$7,830	-0-	-0-	$7,830
Virginia Walters	2012	$45,000	-0-	-0-	$7,830	-0-	-0-	$52,830
Treasurer	2013	$51,000	-0-	-0-	$7,830	-0-	-0-	$58,830

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

GFI has no employment agreements in place with any employee, including executive officers.  All employment is “at will”.

The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT December 31, 2013

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

Outstanding Equity Awards at Fiscal Year-End

On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options to John Coghlan, President and Director of the Company. The stock option, representing 250,000 common shares, has an exercise price of $0.20 per share.

During fiscal year ended December 31, 2012, the Company issued executive officers and a consultant, a total of 261,000 common stock options.

Total outstanding option awards at the end of 2013 totaled 1,261,000.

Except as set forth above, there were no outstanding equity awards to any Executive Officer at the end of the fiscal year ended December 31, 2013 and 2012.

Director Compensation

There was no compensation to any Director during the fiscal year ended December 31, 2013.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.  The members of the Board of Directors performing these functions as of December 31, 2013, are Michael A. Kirk, John R.

Coghlan, Virginia Walters, Clint Lohman and Michael Lavigne.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above.  Applicable percentages are based upon 11,575,120 shares of common stock outstanding as of December 31, 2013, except as modified by Rule 13d-3(d)(1)(i). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2013.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a)  Security Ownership of Certain Beneficial Owners

Our stock ownership records do not indicate that the Company has any beneficial owners owing 5% or more of our securities, except for management as set forth below.

(b)  Security Ownership of Management.

Common Stock

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)(2)	Percent of Class(3)
Common	Michael A. Kirk (2)	341,433 (4)	2.5%(8)
Common	John R. Coghlan (2)	7,069,983 (5)	48.67%(9)
Common	Virginia Walters (2)	56,100(6)	0.48% (10)
Common	Clint Lohman (2)	867,762(7)	7.3% (11)
Directors and Officers as Group		8,332,242	58.95%

(1)  All ownership is direct unless stated otherwise in these footnotes.

(2)  Address is 3773 West 5th Avenue, Suite 301, Post Falls, ID 83854

(3)  Pursuant to Rule  13d-3(d)(1)(i)  the percentage calculations use different totals of outstanding securities for the purpose of determining ownership. Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(4)  Includes 26,100 option shares which represent the 40% vesting on 65,250 option shares.

(5)  Represents 3,193,643 owned by Coghlan Family Corporation, 475,040 owned by Coghlan, LLC, 13,000 owned by West 3773 Fifth, LLC, 689,700 owned by John R. Coghlan and 1,797,500 shares of common stock equivalents based on Mr. Coghlan's ownership of 719,000 shares of Series "B" Preferred Stock which is convertible into 1,797,500 common shares and a $250,000 convertible note convertible into 625,000 common stock equivalents.  Mr. Coghlan has voting control over Coghlan Family Corporation, Coghlan LLC, and West 3773 Fifth LLC, 26,100 vested common stock options, and 250,000 common shares underlying 250,000 common share options.

(6) Includes 26,100 option shares which represent the 40% vesting on 65,250 option shares.

(7) Includes 617,762 common shares plus 250,000 common shares into which Lohman's 100,000 Series "B" Preferred shares     are convertible.

(8) For purposes of calculating percentages, we used 11,575,120 outstanding common shares.

(9) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 250,000, 1,797,500, 250,000, 625,000 and 26,100 shares to 11,575,120 common shares for a deemed outstanding total of 14,523,720.

(10) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 26,100 to 11,575,120 common shares for the deemed outstanding total of  11,601,220.

(11)  Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 250,000 common shares to 11,575,120 for the deemed outstanding total of 11,825,120.

Series "B" Preferred Stock

As of December 31, 2013, there were 1,649,500 shares of Series "B" Preferred Stock issued and outstanding.

Title of Class (1)	Name and address of beneficial owner	Amount and nature of beneficial ownership (2)	Percent of Class
Series "B" Preferred Stock(1)(3)	John R. Coghlan (3)	719,000	43.59%
Series "B" Preferred Stock(1)(3)	Clint Lohman (3)	100,000	6.06%
Total		813,000	49.65%

(1)  The Series "B" Preferred Stock is convertible into common shares at the option of the preferred shareholder at the conversion rate of 2.5 shares of common    for each share of preferred.

(2)  All ownership is direct unless stated otherwise in these footnotes.

(3)  Address is 3773 West 5th Avenue, Suite 301, Post Falls, ID 83854

ITEM 13.

Certain Relationships and Related Transactions and Director Independence

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI.

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

Placer Creek Mining Company is an Idaho Corporation, which Michael Lavigne is President. Mr. Lavigne is a Director of GFI.  See Financial Statement footnote 11.

Genesis Financial, Inc. had the following related party transactions for the years ended December 31, 2013 and 2012.

Years Ended December 31, 2013 and 2012:

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

Coghlan Family Corporation “CFC”

There was no activity for the year ended December 31, 2012.

On June 24, 2013, Coghlan Family Corporation purchased $52,221 interest in two loans held for sale by the Company.  No gain or loss was recognized on this sale because it was sold at its carrying value.

Genesis Holdings, Inc.

During 2012, the Company managed Genesis Holdings, Inc. loan portfolio and was paid  $11,220 in management fees and $5,617 in servicing fees for 2012.

There was no activity for the year ended December 31, 2013 because the Company had acquired Genesis' assets in 2012.

Genesis Holdings II, Inc.

During 2012, the Company managed Genesis Holdings II, Inc. loan portfolio and earned  $1,940 in management fees and $971 in servicing fees for 2012.

There was no activity for the year ended December 31, 2013 because the Company had acquired Genesis' assets in 2012.

West 3773 Fifth, LLC

On January 13, 2012, West 3773 Fifth, LLC purchased $25,000 interest in a loan held for sale by the company. No gain or loss was recognized on this sale because it was sold at carrying value.

There was no activity for the year ended December 31, 2013.

Director Independence

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on NASDAQ.

ITEM 14.

Principal Accounting Fees and Services.

DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2013 and 2012.

The following table presents fees for professional audit services rendered by DeCoria, Maichel &Teague, P.S. for the audit or review of GFI’ financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2013	2012
Audit Fees	$ 33,000	$ 30,000
Audit Related	-	-
Tax Fees	-	-
All other Fees	-	2,450
Total Fees	$ 33,000	$ 32,450

(1)Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.  Above fees are estimates and may vary.

The Board of Directors acts as the Audit Committee.

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

(a) List Financial Statements filed as a part of this Annual Report

Description

Page No.

_________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

16

Balance Sheets

17

Statements of Operations and Comprehensive Income (Loss)

18

Statements of Cash Flows

19

Statement of Changes in Stockholders’ Equity

20

Notes to Financial Statements

21

List all Exhibits Required by Item 601

Exhibit Number	Description	Location of Exhibit
3.1	Articles of Incorporation	SB-2 filed February 20, 2003
3.2	Amended and Restated Articles of Incorporation	SB-2 filed February 20, 2003
3.3	Articles of Amendment Creating Series A Cumulative Preferred Stock	SB-2 Amendment No. 3 filed July 3, 2003
3.4	Articles of Amendment Creating Series B Preferred Stock	8-K filed December 8, 2010
3.5	Bylaws	SB-2 filed February 20, 2003
10.1	Management and Loan Servicing Agreement with Genesis Holdings, Inc. dated April 6, 2004	10-K filed April 23, 2010
10.2	Management and Loan Servicing Agreement with Genesis Holdings II, Inc. dated July 15, 2008	10-K filed August 11, 2010
10.3	Promissory Note with American West Bank dated October 14, 2004	10-K filed April 23, 2010
10.4	Warehousing Line of Credit Promissory Note Agreement with Coghlan Family Corporation dated April 18, 2006	10-K filed April 23, 2010
10.5	Promissory Note with Riverbank dated June 29, 2009	10-K filed August 11, 2010
10.6	Form of Flyback Energy, Inc. Series B Preferred Stock Purchase Agreement including Stock Warrant	10-K filed April 13, 2012
10.7	Form of Flyback Energy, Inc. Amended and Restated Investor Rights Agreement	10-K filed April 13, 2012
10.8	Form of Promissory Note relating to Flyback Energy, Inc.	10-K filed April 13, 2012
10.9	Form of Purchase Agreement with AWG International, Inc. dba AWG International Water Corp	10-K filed April 13, 2012
10.10	Form of Common Stock Purchase Warrant AWG International, Inc. dba AWG International Water Corp	10-K filed April 13, 2012
10.11	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2010	10-K filed August 11, 2010
10.12	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2008	10-K filed August 11, 2010
10.13	Management and Servicing Agreement titled Corporate Restructuring Agreement with Genesis Financial Corporation dated December 27, 2008, effective January 1, 2009	10-K filed August 11, 2010
10.14	Form of $250,000 Convertible Note Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012
10.15	Form of $250,000 Convertible Note Subscription Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012
Form of $250,000 Convertible Note extension
10.16	Form of Security Agreement related to $250,000 Convertible Promissory Note Agreement with John R. Coghlan dated December 15, 2010	10-K filed April 13, 2012
Form of Options Granted
10.17	September 29, 2010 documentation regarding the assignment of certain properties and the business note to Coghlan Family Corporation	10-K filed April 13, 2012
10.18	First Amendment to Warehouse Line of Credit Promissory Note	Filed herewith
10.19	$50,000 Promissory Note with Placer Creek	Filed herewith
10.20	$100,000 Promissory Note with Placer Creek	Filed herewith
14	Code of Ethical Conduct	10-K filed April 23, 2010
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101**

The following materials from Genesis Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

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

Dated: March 25, 2014

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

Dated:  March 25, 2014

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, CEO, CFO, Chairman of the Board of Directors

/s/ Michael Kirk

________________________

By: Michael Kirk

Title: Director

41