Form 10-Q
period 2014-03-31
GENESIS FINANCIAL INC
filed 2014-05-14
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2014

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

As of April 30, 2014 there were 12,075,120 shares of common stock issued and outstanding.

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

15

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults upon Senior Securities.

15

Item 4.  Mine Safety Disclosures.

15

Item 5.  Other Information.

15

Item 6.  Exhibits

16

SIGNATURES

17

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Condensed Balance Sheets (Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,918	$52,498
Interest and other receivables	91,035	85,103
Investments in real estate limited liability corporations	468,479	480,634
Loans held for sale	878,199	1,024,027
Real estate owned	385,062	392,885
Total current assets	1,977,693	2,035,147
NON-CURRENT ASSETS:
Long-term investments, at cost	1,250,000	1,250,000
Investments - available for sale	224,513	525,830
Real estate leasehold interest, net of accumulated amortization of $13,762 and $0 respectively	605,488	619,250
Office equipment, net of accumulated depreciation of $3,310 and $3,178 respectively	4,623	4,754
Total non-current assets	2,084,624	2,399,834
Total assets	$4,062,317	$4,434,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,375,000	$1,415,000
Line of credit, bank	100,000	235,000
Note payable	43,109	62,699
Other current liabilities	19,625	31,878
Total current liabilities	1,537,734	1,744,577
LONG-TERM LIABILITIES:
Convertible note payable to officer	250,000	250,000

COMMITMENT AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, 1,649,500 and 1,649,500 issued and outstanding, respectively	1,649,500	1,649,500
Common stock, $.001 par value; 100,000,000 authorized, 11,575,120 and 11,575,120 issued and outstanding, respectively	11,575	11,575
Additional paid-in capital	6,463,293	6,463,293
Accumulated deficit	(5,564,298)	(5,699,794)
Accumulated other comprehensive income (loss)	(285,487)	15,830
Total stockholders’ equity	2,274,583	2,440,404
Total liabilities and stockholders' equity	$4,062,317	$4,434,981

See accompanying notes to these condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
REVENUE:
Interest, processing fees and other income	$191,870	$53,351
Rental income	14,540	-
Net revenues	206,410	53,351

EXPENSES:

Loss on investment in real estate LLC	12,155	32,500
Salaries	12,750	12,750
Interest expense, related party	5,041	5,041
Interest expense, other	2,644	104
Amortization	13,762	-
Depreciation and amortization	13,894	341
Office occupancy and other	24,430	36,627
Total operating expenses	70,914	87,363

NET INCOME (LOSS)	$135,496	$(34,012)

COMPREHESIVE INCOME:
Unrealized gain (loss) on available for sale securities	(301,317)	384,282

COMPREHESIVE INCOME (LOSS)	(165,821)	350,270

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$0.01	$0.0
WEIGHTED AVERAGE SHARES:
BASIC	11,575,120	10,604,473
DILUTED	16,743,897	10,604,473

See accompanying notes to these condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES	$297,010	$(291,165)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with affiliate, net	(40,000)	(15,000)
Borrowings (repayment) from line of credit from bank, net	(135,000)	200,000
(Repayment) of note payable	(19,590)	-

Net cash provided by (used in) financing activities	(194,590)	185,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	102,420	(106,165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,498	153,877

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154,918	$47,712

NONCASH TRANSACTIONS
Preferred stock converted to common stock	-	75,000

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

Income tax – Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.  The Company effective tax rate for 2014 is expected to be 0%.

Genesis Financial, Inc.

Notes to Financial Statements

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of March 31, 2014 and March 31, 2013:

	March 31,
	2014	2013
Stock options	1,261,000	1,261,000
Convertible preferred stock	4,123,750	4,350,000
Convertible debt	625,000	625,000
Total possible dilution	6,009,750	6,236,000

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	March 31, 2014	December 31, 2013
Residential	$327,643	$361,779
Land	35,338	61,669
Commercial	365,218	600,579
Other	150,000	-
Total	$878,199	$1,024,027

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended March 31, 2014 and 2013:

	March 31,
	2014	2013
Beginning Balance	$1,024,027	$1,279,074
New loans	150,000	300,000
Principal payments	(14,734)	(17,498)
Proceeds from loans paid in full	(372,641)	-
Gain on loans paid in full	166,300	-
Proceeds from sale of loans	(70,291)	-
Loss on sale of loans	(3,616)	-
Repossession expenses	(846)	12,438
Ending Balance	$878,199	$1,574,014

During the quarter ended March 31, 2014, the Company sold five loans with a basis of $73,907 for $70,291 in cash. A loss of $3,616 was recognized. These loans were sold to a related party (see Note 8). Also during the first quarter 2014, $166,300 in income was recognized as a result of three loans carried at a discount being paid in full.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	March 31, 2014	December 31, 2013
Residential	$-	$12,764
Land	384,798	379,857
Commercial	264	264
Total	$385,062	$392,885

The following table presents the change in balance sheet carrying values associated with REO for the quarters ended March 31, 2014 and 2013:

	March 31,
	2014	2013
Beginning Balance	$392,885	$450,877
Proceeds from sales of REO	(11,241)	-
Gain on sale of REO	2,511	-
Net change in holding costs	907	(675)
Ending Balance	$385,062	$450,202

NOTE 4 — OTHER ASSETS:

Long term investments:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for 2,666,667 share of Series “B” Preferred Stock from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis.  On April 25, 2011, the Company purchased 85,274 shares of Series “C” Preferred Stock for $50,000 which is convertible at $.60 per share and bears a 5% dividend rate.

The Flyback Series "B" Preferred shares are convertible into Flyback common shares on a one for one (1:1) basis and the conversion pricing is subject to adjustments for certain diluting issues of common stock, subdivisions or combinations of common stock, reclassifications, exchanges and/or substitutions of stock. The Company is due 421,480 shares of common stock because of the dilution provision.

Flyback Energy, Inc. is a privately-held company that has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

Investments in Available for Sale Securities:

AWG International Water Corp:

The Company purchased 109,906 shares of the AWG International Water Corp, a Nevada corporation, (“AWGI”) common stock for $500,000 ($250,000 each in 2010 and 2011).  In July 2012, AWGI was acquired by MIP Solutions, Inc. in a share exchange transaction (the "Acquisition").  In connection with this Acquisition, the Company’s 109,906 shares of AWGI common stock were converted into 7,380,433 shares of AWG International Water Corp (formerly MIP Solutions, Inc.).   At March 31, 2014 the quoted market value of AWGI was $0.03 per share or $221,413 resulting in an unrealized loss of $295,217 for the quarter ended March 31, 2014. The investment is measured using Level 1 fair value inputs.

Genesis Financial, Inc.

Notes to Financial Statements

Gambit Energy Inc.:

On February 4, 2013, the Company received 10,000 restricted common shares of Gambit Energy, Inc., a Nevada corporation ("GMEI") quoted on the OTC Markets.  The shares were issued as additional consideration for extending the due date of a loan held for sale relating to GMEI promissory note. On the date of the transaction, the fair value of GMEI shares was $10,000 which was recognized as loan fee income in 2013.   At March 31, 2014, the quoted market value of the GMEI shares was $0.31 per share or $3,100 resulting in an unrealized loss of $6,100 for the quarter ended March 31, 2014. The investment was measured using Level 1 fair value inputs.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies. In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly form limited liability company in exchange for a 12.9% interest in the new company.

One of the investments is accounted for using the equity method.  During the quarters ended March 31, 2014 and 2013, the Company recorded a loss of $12,155 and $32,500, respectively, which represents its portion of this real estate company’s loss for the same period.

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

The Company acquired Lohman's interest in the Halliday Project in a share exchange transaction. GFI issued 589,762 common shares valued at $0.45 per share for a value of $265,393. The Company also cancelled Lohman’s outstanding loan balance of $353,857 at the time of the share exchange. Total consideration for the leasehold interest was $619,250. The Company owns the Halliday Project leasehold interest and intends to complete the development of the additional 50 lots in 2014 at an estimated cost of $300,000. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent to oil field workers. At the quarter ended March 31, 2014, the Company had five lots leased and had rental income of $10,040.

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

NOTE 5 — LINES OF CREDIT:

On June 27, 2012, GFI renewed a $250,000 line of credit, bearing five (5%) percent interest with Riverbank.  At March 31, 2014 the balance owing is $100,000. The line has a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 14, 2013 the line of credit was extended to July 1, 2014 at which time the loan renewed at a four and a half (4.5%) percent interest rate with an origination fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

Genesis Financial, Inc.

Notes to Financial Statements

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $1,375,000 at March 31, 2013 and $1,415,000 at December 31, 2013. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement required that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC had agreed to waive the interest and origination fees starting October 1, 2010 and had also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

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

Note payable: In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is until paid in full and monthly payments are $832. At March 31, 2014 the balance owing is $43,109.

NOTE 7 — SERIES B PREFERRED STOCK

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,000,000 shares of Series B Preferred Stock.  The designated Series B Preferred Stock consists of 2,000,000 shares with a par value $1.00; is non-dividend bearing, convertible to Common Stock at $.40 per share subject to any recapitalization. The Company amended the share amount to 2,290,000. The holders of the Preferred Stock will be entitled to receive, prior and in preference to any Distributions of any assets of the Corporation to the holders of the Common Stock.  Each share of the Preferred Stock is convertible into two and one-half common stock shares at the option of the holder.  Each share of Series B Preferred Stock can automatically converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series B Preferred Stock holders.

As of March 31, 2014, there were 1,649,500 shares of Series B convertible Preferred stock outstanding.

NOTE 8— RELATED-PARTY TRANSACTIONS:

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

Genesis Financial, Inc.

Notes to Financial Statements

Financial, Inc. Genesis Financial, Inc. provides accounting, office services and supplies, and office space for his services provided to Genesis Financial Corporation.  The services are valued at $1,500 per month. Michael Lavigne is an officer and director of Placer Creek Mining Company. Mr. Lavigne is a director of Genesis Financial, Inc.

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarter ended March 31, 2014 and year ended December 31, 2013.

John R. Coghlan

One June 14, 2013, John R Coghlan personally guaranteed our Riverbank line of credit.

There was no activity for the quarter ending March 31, 2014.

Coghlan Family Corporation “CFC”

On June 24, 2013, Coghlan Family Corporation purchased $52,221 interest in two loans held for sale by the Company.  No gain or loss was recognized on this sale because they were sold at its carrying value.

There was no activity for the quarter ending March 31, 2014.

Coghlan, LLC

There was no activity for the years ending December 31, 2013 and for the quarter ended March 31, 2014.

West 3773 Fifth, LLC

As of March 31, 2014, the Company continued a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Finance Corporation “GFC”

There was no activity for the year ending December 31, 2013.

On January 31, 2014, GFC purchased $73,907 interest in five loans held for sale by the Company. The Company recognized a loss of $3,616 for the purchase.

Michael Lavigne

There was no activity for the year ending December 31, 2013.

During the first quarter 2014, the Company loaned Placer Creek Mining Company $150,000.

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

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2013.  The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2014 compared to quarter ended March 31, 2013.

Revenues

Total revenues for the quarter ending March 31, 2014 were $206,410 compared to $53,351 for the same quarter ending March 31, 2013.  The majority of the revenue for the quarter ended March 31, 2014 and the quarter ended March 31, 2013 was from interest and loan fee income. Revenue for the quarter ended March 31, 2014 is greater than the corresponding period in 2013 due to interest income earned on a contracts that paid in full and rental income earned from our Halliday Project in North Dakota.

Net income (loss) from operations was $135,496 and $(34,012), respectively, for the quarters ending March 31, 2014 and 2013.

Of the loans held for sale at March 31, 2014, loans held for sale with value of $612,463 were in payment default. The reason for the reduction compared to year end was a delinquent loan being paid in full. We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended March 31, 2014 and 2013 were $37,180 and $49,377, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended March 31, 2014 and 2013 were $(12,197) and $9,905 respectively.

Interest Expense

For the quarters ending March 31, 2014 and 2013, interest expense amounted to $7,685 and $5,145, respectively.

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

We consider the terms of the lines of credit to be acceptable. As of March 31, 2014 and December 31, 2013, the balances on the lines of credit were $1,475,000 and 1,650,000 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014 and December 31, 2013, we had cash available of $154,918 and $52,498, respectively, and $150,000 and $15,000 were available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of six percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2013. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At March 31, 2014 the balance was $100,000.

At March 31, 2014, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,375,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee.

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

For the quarters ending March 31, 2014 and 2013, our net cash flows from operating activities were $297,010 and $(291,165), respectively. The reason for the increase was the sale of several loans held for sale.

For the period ended March 31, 2014 and 2013 the cash flows used by investing activities was $-0-.

During these periods our net cash provided by (used by) financing activities was $(194,590) and $185,000, respectively.  The reason for the decrease for the period ended March 31, 2014 was the pay down of the Riverbank and CFC line of credit.

The Company’s principal sources of cash are from interest, loan fees, rental income, related party loans, unaffiliated party loans, funding agreements and common and preferred stock private placements. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations, and the need for additional funds to finance ongoing acquisitions of seller financed real estate receivables and originations of commercial real estate hard money loans, and the expense of the litigating of delinquent contracts and loans, and the maintenance and resale costs of repossessed properties.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

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

Dated: May 9, 2013

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

17