Form 10-Q
period 2014-06-30
GENESIS FINANCIAL INC
filed 2014-08-12
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2014

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

As of July 22, 2014 there were 12,075,120 shares of common stock issued and outstanding.

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

15

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

15

Item 3.  Defaults upon Senior Securities.

16

Item 4.  Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6.  Exhibits

17

SIGNATURES

18

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Condensed Balance Sheets (Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,431	$52,498
Interest and other receivables	92,316	85,103
Investments in real estate limited liability corporations	481,684	480,634
Loans held for sale	762,422	1,024,027
Real estate owned	107,233	392,885
Total current assets	1,500,086	2,035,147
NON-CURRENT ASSETS:
Long-term investments, at cost	1,250,000	1,250,000
Investments - available for sale	150,609	525,830
Real estate leasehold interest, net of accumulated amortization of $18,922 and $0 respectively	600,328	619,250
Rental Property, net of accumulated depreciation of $1,518 and $0, respectively	82,074	-
Office equipment, net of accumulated depreciation of $3,860 and $3,178 respectively	4,072	4,754
Total non-current assets	2,087,083	2,399,834
Total assets	$3,587,169	$4,434,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,310,000	$1,415,000
Line of credit, bank	-	235,000
Note payable	41,182	62,699
Other current liabilities	19,948	31,878
Total current liabilities	1,371,130	1,744,577
LONG-TERM LIABILITIES:
Convertible note payable to officer	250,000	250,000

COMMITMENT AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, 1,649,500 issued and outstanding	1,649,500	1,649,500
Common stock, $.001 par value; 100,000,000 authorized, 12,075,120 and 11,575,120 issued and outstanding, respectively	12,075	11,575
Additional paid-in capital	6,576,785	6,463,293
Accumulated deficit	(5,912,930)	(5,699,794)
Accumulated other comprehensive income (loss)	(359,391)	15,830
Total stockholders’ equity	1,966,039	2,440,404
Total liabilities and stockholders' equity	$3,587,169	$4,434,981

See accompanying notes to condensed financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

GENESIS FINANCIAL, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
REVENUE:
Interest, processing fees and other income	$13,357	$42,185	$215,002	$95,536
Rental income	11,740	-	26,280	-
Net revenues	25,097	42,185	241,282	95,536

EXPENSES:
Fair value adjustment	281,575	-	281,575	-
Loss (income) on investment in real estate LLC	13,700	(4,316)	25,855	28,184
Salaries	12,750	12,750	25,500	25,500
Interest expense, related party	5,041	5,041	10,082	10,082
Interest expense, other	1,511	2,823	4,155	2,927
Amortization	5,161	-	18,922	-
Depreciation	1,859	341	2,200	682
Rental property expense	4,303	-	10,526	-
Office occupancy and other	40,622	42,322	75,602	78,948
Total operating expenses	366,523	58,960	454,417	146,323

NET (LOSS)	(341,426)	(16,775)	(213,135)	(50,787)

COMPREHESIVE (LOSS):
Unrealized (loss) on available for sale securities	(73,904)	(373,821)	(375,222)	(10,461)
COMPREHESIVE (LOSS)	$(415,330)	$(390,596)	$(588,357)	$(61,248)

BASIC AND DILUTED (LOSS) PER SHARE	$(0.03)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED	11,910,285	10,955,695	11,743,628	10,764,693

See accompanying notes to condensed financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES	$263,523	$(372,105)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	100,000	-
Borrowings (repayment) line of credit with affiliate, net	(105,000)	(20,000)
Borrowings (repayment) from line of credit from bank, net	(235,000)	250,000
(Repayment) of note payable	(19,590)	-
Net cash provided (used) by financing activities	(259,590)	230,000

NET DECREASE IN CASH AND CASH EQUIVALENT	3,933	(142,105)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,498	153,887

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,431	$11,782

NONCASH TRANSACTIONS
Preferred stock converted to common stock	-	$75,000
Contract converted to long term investment	-	$353,857
Common stock issued for long term investment	-	$265,393
Loans held for sale converted to REO or rental property	$86,717	$39,127

See accompanying notes to condensed financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Genesis Financial, Inc. (“the Company” or “GFI”) was incorporated in Washington State on January 24, 2002.  The Company is primarily engaged in the business of purchasing and selling real estate receivable loans, providing startup capital funding and periodically providing bridge capital funding.  Loans consist of real estate loans and mortgage notes collateralized by primarily first position liens on residential and commercial real estate.  The loans collateralized by real estate are typically non-conventional either because they are originated as a result of seller financing, or the underlying property is non-conventional.

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

Income tax – Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward, at December 31, 2013 we have a loss carry forward of approximately $3 million.  The Company is expected to not have any tax liability in 2014.

Genesis Financial, Inc.

Notes to Financial Statements

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of June 30, 2014 and June 30, 2013;

	June 30,
	2014	2013
Stock options	761,000	1,261,000
Convertible preferred stock	4,123,750	4,350,000
Convertible debt	625,000	625,000
Total possible dilution	5,509,750	6,236,000

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	June 30, 2014	December 31, 2013
Residential	$324,741	$361,779
Land	10,338	61,669
Commercial	277,343	600,579
Other	150,000	-
Total	$762,422	$1,024,027

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014 and 2013:

	June 30,
	2014	2013
Beginning Balance	$1,024,027	$1,279,074
New loans	150,000	378,857
Principal payments received	(18,794)	(38,980)
Proceeds on sale of loans	(70,291)	(52,221)
Loss on sale of loans	(3,616)	-
Proceeds from loans paid in full	(397,641)	-
Gain on loan paid in full	166,300	-
Converted to REO or Rental Property	(86,717)	(39,127)
Converted to long term investment	-	(353,857)
Repossession Expenses	(846)	19,863
Ending Balance	$762,422	$1,193,609

During the six months ended June 30, 2014, the Company sold five loans with a basis of $73,907 for $70,291 in cash. A loss of $3,616 was recognized. These loans were sold to a related party (see Note 8). Also during the first quarter 2014, $166,300 in income was recognized as a result of three loans carried at a discount being paid in full.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	June 30, 2014	December 31, 2013
Residential	$-	$12,764
Land	103,222	379,857
Commercial	4,010	264
Total	$107,232	$392,885

The following table presents the change in balance sheet carrying values associated with REO for the six months ended June 30, 2014 and 2013:

	June 30,
	2014	2013
Beginning Balance	$392,885	$450,877
REO transferred from loans held for sale	3,125	39,127
Proceeds from sales of REO	(11,241)	-
Gain on sale of REO	2,511	-
Fair value adjustment	(281,576)	-
Net change in holding costs	1,528	24,831
Ending Balance	$107,232	$514,835

During the six months ended June 30, 2014, the Company sold one REO with proceeds of $11,241 in cash. We transferred one loan held for sale to REO for $3,125. Also during the six month ended June 30, 2014, the company adjusted fair value on two REO totaling $(281,576).

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

Investments in Available for Sale Securities:

Ambient Water Corporation (Formerly AWG International Water Corp.):

The Company purchased 109,906 shares of the AWG International Water Corp, a Nevada corporation, (“AWGI”) common stock for $500,000 ($250,000 each in 2010 and 2011).  In July 2012, AWGI was acquired by MIP Solutions, Inc. in a share exchange transaction (the "Acquisition").  In connection with this Acquisition, the Company’s 109,906 shares of AWGI common stock were converted into 7,380,433 shares of AWG International Water Corp (formerly MIP Solutions, Inc.)

Genesis Financial, Inc.

Notes to Financial Statements

At June 30, 2014 the quoted market value of AWGI was $0.02 per share or $147,609 resulting in an unrealized loss of $73,804 and $369,022, respectively, for the three and six months periods ended June 30, 2014.   Total unrealized gain at June 30, 2014 is $352,391. The investment is measured using Level 1 fair value inputs.

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

At June 30, 2014, the quoted market value of the GMEI shares was $.30 per share or $3,000 resulting in an unrealized loss of $100 and $6,200, respectively, for the three and six month periods ended June 30, 2014. Total unrealized loss at June 30, 2014 is $7,000. The investment was measured using Level 1 fair value inputs.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies. In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly form limited liability company in exchange for a 12.9% interest in the new company. At June 30, 2014 and 2013, these companies had a carrying value of $481,683 and $428,280, respectively.

Some of the investments is accounted for using the equity method.  During the three months ended June 30, 2014 and 2013, the Company recorded a loss of $12,155 and $28,184, respectively, and the six months ended June 30, 2014 and 2013, the Company recorded a loss of $25,855 and $28,184, respectively which represents its portion of this real estate company’s loss for the same period. During the three months ended June 30, 2014 and 2013, the Company advanced $26,905 and $53,809 for property taxes and interest owing.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan held for sale in Lebanon, Oregon through the bankruptcy courts, the property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1500 per month, with the tenant paying all utilities, property taxes and insurance. During the three and six months ended June 30, 2014 the company recognized $4,500 and $9,000 in rental income. This is a commercial building being depreciated over thirty-nine (39) years, the company recorded depreciation of $1,518 for the six month ended June 30, 2014 and will accrued at $179 per month.

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

In 2013, the Company acquired Lohman's interest in the Halliday Project in a share exchange transaction. GFI issued 589,762 common shares valued at $0.45 per share for a value of $265,393. The Company also cancelled Lohman’s outstanding loan balance of $353,857 at the time of the share exchange. Total consideration for the leasehold interest was $619,250. The Company owns the Halliday Project leasehold interest and intends to complete the development of the additional 50 lots at an estimated cost of $300,000. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. At the three and six months ended June 30, 2014, the Company had five and seven lots leased and had rental income of $7,240 and $17,280.

Genesis Financial, Inc.

Notes to Financial Statements

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

NOTE 5 — LINES OF CREDIT:

On June 27, 2012, GFI renewed a $250,000 line of credit, bearing five (5%) percent interest with Riverbank.  At June 30, 2014 the balance owing is $0. The line has a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 30, 2014 the line of credit was extended to July 1, 2015 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $1,310,000 at June 30, 2014 and $1,415,000 at December 31, 2013. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement required that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC had agreed to waive the interest and origination fees starting October 1, 2010 and had also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

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

Note payable: In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is until paid in full and monthly payments are $832. At June 30, 2014 the balance owing is $41,182.

Genesis Financial, Inc.

Notes to Financial Statements

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

As of June 30, 2014, there were 1,649,500 shares of Series B convertible Preferred stock outstanding.

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

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarter and six months ended June 30, 2014 and the year ended December 31, 2013.

John R. Coghlan

One June 14, 2013 and June 30, 2014 John R Coghlan personally guaranteed our Riverbank line of credit.

On April 30, 2014, John R Coghlan exercise his option for 250,000 share of common stock at $0.20 per share or $50,000.

Coghlan Family Corporation “CFC”

On June 24, 2013, Coghlan Family Corporation purchased $52,221 interest in two loans held for sale by the Company.  No gain or loss was recognized on this sale because they were sold at its carrying value.

There was no activity for the quarter ending June 30, 2014.

Coghlan, LLC

There was no activity for the years ending December 31, 2013 and for the quarter ended June 30, 2014.

West 3773 Fifth, LLC

As of June 30, 2014, the Company continued a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Financial, Inc.

Notes to Financial Statements

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

Background

Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate loans ("loans"), originating commercial real estate hard money loans and providing startup capital funding. We purchase loans at a discount and hold them for sale for a relatively short period to provide seasoning and value appreciation. After the holding period, we sell the loans. We expect to derive operating revenues from resales of loans at a profit, and from interest income derived from loans during the holding period. We originate commercial real estate loans and sell the loan, or participations in those loans, to accredited private investors.  From time to time, we also consider other forms of cash flow instruments when warranted.  Genesis has also invested in two private companies with a view toward diversifying its investment portfolio.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2014 compared to quarter ended June 30, 2013.

Revenues

Total revenues for the quarter ending June 30, 2014 were $25,097 compared to $42,185 for the same quarter ending June 30, 2013.  The majority of the revenue for the quarter ended June 30, 2014 and the quarter ended June 30, 2013 was from rental, interest and loan fee income. The decrease in revenue was the result of the sale of loans that reduced the interest income.

Net loss from operations was $341,426 and $16,775, respectively, for the quarters ending June 30, 2014 and 2013.  The increase in the loss was due a fair value adjustment of $281,575 in the second quarter of 2014.

Of the loans held for sale at June 30, 2014 loans held for sale with carrying value of $542,785 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended June 30, 2014 and 2013, were $53,372 and $55,071, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2014 and 2013 were $1,700 and $15,762, respectively.  The primary reason for the decrease in 2014 was the quarter ended June 30, 2013 had increased stock base compensation.

Interest Expense

For the quarters ending June 30, 2014 and 2013, interest expense amounted to $6,552 and $7,864, respectively.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on its line of credit.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit was extended to July 1, 2015.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee. On January 1, 2012 interest and commitment fees have been waived.

We consider the terms of the lines of credit to be acceptable. As of June 30, 2014 and December 31, 2013, the balances on the lines of credit were $1,310,000 and $1,415,000, respectively.  Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Six months ended June 30, 2014 compared to six months ended June 30, 2013.

Revenues

Total revenues for the six months ending June 30, 2014 were $241,282 compared to $95,536 for the same quarter ending June 30, 2013.  The majority of the revenue for the six months ended June 30, 2013 and June 30, 2012 was from rental, interest and loan fee income.

Net income (loss) from operations was $(213,135) and $(50,787), respectively, for the six months ending June 30, 2014 and 2013. The increase in the loss was due a fair value adjustment of $281,575.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six months ended June 30, 2014 and 2013, were $101,102 and $104,448, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2014 and 2013 were $3,346 and $26,166, respectively.  The primary reason for the increase for the quarter ended June 30, 2013 was the increase in stock base compensation.

Interest Expense

For the six months ending June 30, 2014 and 2013, interest expense amounted to $14,237 and $13,009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014 and December 31, 2013, we had cash available of $56,431 and $52,498, respectively, and $250,000 and $15,000 were available under our bank line of credit. Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2015. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At June 30, 2014 the balance was $0.

At June 30, 2014, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,310,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee.

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

For the quarters ending June 30, 2014 and 2013, our net cash flows from operating activities were $263,523 and $(372,105), respectively. The reason for the increase was the sale of several loans held for sale.

For the period ended June 30, 2014 and 2013 the cash flows used by investing activities was $-0-.

During these periods our net cash provided by (used by) financing activities was $(259,590) and $230,000, respectively.  The reason for the decrease for the period ended June 30, 2014 was the pay down of the Riverbank and CFC line of credit. We also received $100,000 to exercise stock options for the period ending June 30, 2014.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On April 30, 2014 John Coghlan exercised a common stock option to purchase 250,000 common shares for a purchase price of $50,000.

On April 30, 2014 G. Wesley Sodorff exercised a common stock option to purchase 250,000 common shares for a purchase price of $50,000.

The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). The shares were sold in a private transaction not involving a public offering. The shares are deemed restricted securities which may not be sold unless registered for resale with the Securities and Exchange Commission or exempt from registration requirement of the Act.

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
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2014

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

19