Form 10-Q
period 2014-09-30
GENESIS FINANCIAL INC
filed 2014-11-07
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number:  333-103331

Genesis Financial, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Washington	03-0377717
(State of Incorporation)	(IRS Employer Identification No.)

3773 West Fifth Avenue, Suite 301 Post Falls, ID.	83854
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (208) 457-9442

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 05, 2014 there were 12,075,120 shares of common stock issued and outstanding.

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

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4.  Mine Safety Disclosures.

17

Item 5.  Other Information.

17

Item 6.  Exhibits

17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC. Condensed Balance Sheets
	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$86,813	$52,498
Interest and other receivables	70,979	85,103
Investments in real estate limited liability corporations	482,878	480,634
Loans held for sale	760,137	1,024,027
Real estate owned	107,233	392,885
Total current assets	1,508,040	2,035,147
NON-CURRENT ASSETS:
Long-term investments, at cost	1,250,000	1,250,000
Investments - available for sale	295,217	525,830
Real estate leasehold interest, net of accumulated amortization of $24,083 and $0, respectively	595,168	619,250
Rental property, net of accumulated depreciation of $2,054 and $0, respectively	81,538	-
Office equipment, net of accumulated depreciation of $4,201 and $3,178, respectively	3,731	4,754
Total non-current assets	2,225,654	2,399,834
Total assets	$3,733,694	$4,434,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,295,000	$1,415,000
Line of credit, bank	55,000	235,000
Note payable	39,004	62,699
Other current liabilities	16,901	31,878
Total current liabilities	1,405,905	1,744,577
LONG-TERM LIABILITIES:
Convertible note payable to officer	250,000	250,000

COMMITMENT AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, 1,649,500 issued and outstanding	1,649,500	1,649,500
Common stock, $.001 par value; 100,000,000 authorized, 12,075,120 and 11,575,120 issued and outstanding, respectively	12,075	11,575
Additional paid-in capital	6,583,781	6,463,293
Accumulated deficit	(5,952,784)	(5,699,794)
Accumulated other comprehensive income (loss)	(214,783)	15,830
Total stockholders’ equity	2,077,789	2,440,404
Total liabilities and stockholders' equity	$3,733,694	$4,434,981

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC. Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)
		Three Month Ended September 30,			Nine Month Ended September 30,
		2014		2013	2014		2013
REVENUE:
Interest, processing fees and other income		$7,765		$69,557	$222,767		$165,093
Rental income		11,180		-	37,460		-
Net revenues		18,945		69,557	260,227		165,093

EXPENSES:
Fair value adjustment		-		-	281,575		-
Loss on investment in real estate LLC		3,374		4,815	29,229		32,999
Salaries		12,750		12,750	38,250		38,250
Interest expense, related party		5,041		5,041	15,123		15,123
Interest expense, other		311		2,934	4,466		5,861
Depreciation and amortization		6,038		341	27,160		1,023
Rental property expense		5,574		-	16,100		-
Office occupancy and other		25,712		25,065	101,314		104,014
Total operating expenses		58,800		50,946	513,217		197,270

NET INCOME (LOSS)		(39,855)		18,611	(252,990)		(32,177)

COMPREHESIVE INCOME (LOSS):
Unrealized income (loss) on available for sale securities		144,609		(505,830)	(230,613)		(495,370)

COMPREHESIVE INCOME (LOSS)		$104,754		$(487,219)	$(483,603)		$(527,547)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$	Nil	$	Nil	$(0.02)	$	Nil

WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED		12,075,120		11,348,780	11,993,153		10,963,837

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC. Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES	$289,484	$(262,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate limited liability company	(31,474)	(53,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	100,000	-
Borrowings (repayment) of line of credit with affiliate, net	(120,000)	(30,000)
Borrowings (repayment) from line of credit from bank, net	(180,000)	235,000
(Repayment) of note payable	(23,695)	-
Net cash provided (used) by financing activities	(223,695)	205,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	34,315	(111,595)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,498	153,887

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,813	$42,292

NONCASH TRANSACTIONS
Preferred stock converted to common stock	-	$75,000
Contract converted to long term investment	-	$353,857
Common stock issued for long term investment	-	$265,393
Loans held for sale converted to REO or rental property	$86,717	$36,737

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

c.

purchases, sales, issuances, and settlements (net); and

d

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

Genesis Financial, Inc.

Notes to Financial Statements

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

Income tax – Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward. At December 31, 2013, we had a loss carry forward of approximately $3 million.  The Company is not expected to have any tax liability in 2014.

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of September 30, 2014 and September 30, 2013;

	September 30,
	2014	2013
Stock options	761,000	1,261,000
Convertible preferred stock	4,123,750	4,350,000
Convertible debt	625,000	625,000
Total possible dilution	5,509,750	6,236,000

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the reported results of operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	September 30, 2014	December 31, 2013
Residential	$322,322	$361,779
Land	10,337	61,669
Commercial	277,478	600,579
Other	150,000	-
Total	$760,137	$1,024,027

Genesis Financial, Inc.

Notes to Financial Statements

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014 and 2013:

	September 30,
	2014	2013
Beginning Balance	$1,024,027	$1,279,074
New loans	150,000	378,857
Principal payments received	(21,417)	(47,657)
Proceeds on sale of loans	(70,291)	(159,422)
Loss on sale of loans	(3,616)	-
Proceeds from loans paid in full	(397,641)	-
Gain on loan paid in full	166,300	-
Converted to REO or Rental Property	(86,717)	(39,127)
Converted to long term investment	-	(353,857)
Repossession Expenses	(508)	57,991
Ending Balance	$760,137	$1,115,839

During the nine months ended September 30, 2014, the Company sold five loans with a basis of $73,907 for $70,291 in cash. A loss of $3,616 was recognized. These loans were sold to a related party (see Note 8). Also during the first quarter 2014, $166,300 in income was recognized as a result of three loans carried at a discount being paid in full. The company issued $150,000 promissory note bearing a 5% interest rate to a related party (see Note 8).

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	September 30, 2014	December 31, 2013
Residential	$-	$12,764
Land	103,223	379,857
Commercial	4,010	264
Total	$107,233	$392,885

The following table presents the change in balance sheet carrying values associated with REO for the nine months ended September 30, 2014 and 2013:

	September 30,
	2014	2013
Beginning Balance	$392,885	$450,877
REO transferred from loans held for sale	3,125	39,127
Proceeds from sales of REO	(11,241)	-
Gain on sale of REO	2,511	-
Fair value adjustment	(281,576)	-
Net change in holding costs	1,529	74,041
Ending Balance	$107,233	$564,045

During the nine months ended September 30, 2014, the Company sold one REO with proceeds of $11,241 in cash. We transferred one loan held for sale to REO for $3,125. Also during the nine month ended September 30, 2014, the company adjusted fair value on two REO totaling $(281,576) majority of the adjustment was due to a potential sale for a loss.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 4 — OTHER ASSETS:

Long term investments:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for 2,666,667 share of Series B Preferred Stock from Flyback Energy, Inc., a closely-held Washington corporation, payable on an installment basis.  On April 25, 2011, the Company purchased 85,274 shares of Series C Preferred Stock for $50,000 which is convertible at $.60 per share and bears a 5% dividend rate.

The Flyback Series B Preferred shares are convertible into Flyback common shares on a one for one (1:1) basis and the conversion pricing is subject to adjustments for certain diluting issues of common stock, subdivisions or combinations of common stock, reclassifications, exchanges and/or substitutions of stock. The Company is due 421,480 shares of common stock because of the dilution provision.

Flyback Energy, Inc. is a privately-held company that has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

Investments in Available for Sale Securities:

Ambient Water Corporation (Formerly AWG International Water Corp.):

The Company purchased 109,906 shares of the AWG International Water Corp, a Nevada corporation, (“AWGI”) common stock for $500,000 ($250,000 each in 2010 and 2011).  In July 2012, AWGI was acquired by MIP Solutions, Inc. in a share exchange transaction (the "Acquisition").  In connection with the Acquisition, the Company’s 109,906 shares of AWGI common stock were converted into 7,380,433 shares or 6.25% of AWG International Water Corp (formerly MIP Solutions, Inc.)

At September 30, 2014 the quoted market value of AWGI was $0.04 per share, or $295,217, resulting in an unrealized gain of $147,608 and loss of $221,413, respectively, for the three and nine months periods ended September 30, 2014.   Total unrealized loss at September 30, 2014 is $204,783. The investment is measured using Level 1 fair value inputs.

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

At September 30, 2014, Gambit Energy is deficient in its Securities and Exchange Commission periodic reporting filings. It is not possible at this time to deposit the shares with a clearing company. The company is of the opinion that the shares have no value, resulting in an unrealized loss of $3,000 and $9,200, respectively, for the three and nine month periods ended September 30, 2014. Total unrealized loss at September 30, 2014 is $10,000. The investment was measured using Level 1 fair value inputs.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies. In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. At September 30, 2014 and 2013, these companies had a carrying value of $482,878 and $424,465, respectively.

Genesis Financial, Inc.

Notes to Financial Statements

Some investments are accounted for using the equity method.  During the three months ended September 30, 2014 and 2013, the Company recorded losses of $3,374 and $4,815, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded losses of $29,229 and $32,999, respectively, which represent its portion of this real estate company’s losses for the same periods. During the nine months ended September 30, 2014 and 2013, the Company advanced $31,474 and $53,809 for property taxes and interest owing.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan held for sale in Lebanon, Oregon through the bankruptcy courts, the property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1500 per month, with the tenant paying all utilities, property taxes and insurance. During the three and nine months ended September 30, 2014, the company recognized $4,500 and $13,500 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. Depreciation accrues at $179 per month. The company recorded depreciation of $2,054 for the nine months ended September 30, 2014.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres located in Dunn County, North Dakota, (the "Halliday Project").  The leasehold was acquired by assignment of a lease between Mr. Clint L. Lohman (“Lohman”), Lessee and the Lessors. The Halliday Project, as presently developed, consists of fifty (50) developed residential lots and undeveloped land.  Mr. Lohman was elected as a director of GFI at the October 22, 2013 annual shareholder meeting.

Lohman initially acquired the property in September 2012 and commenced development of fifty (50) RV/residential lots. Lohman invested $353,857 into the project.  The Company loaned Lohman an additional $353,857 which was used for project development.  The development is currently approved for a total of 100 lots in the city of Halliday, North Dakota.

In 2013, the Company acquired Lohman's interest in the Halliday Project in a share exchange transaction. GFI issued 589,762 common shares valued at $0.45 per share for a value of $265,393. The Company also cancelled Lohman’s outstanding loan balance of $353,857 at the time of the share exchange. Total consideration for the leasehold interest was $619,250. The Company owns the Halliday Project leasehold interest and intends to complete the development of the additional 50 lots at an estimated cost of $300,000. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. For the three and nine months ended September 30, 2014, the Company had seventeen lots leased and had rental income of $6,680 and $23,960, respectively.

The lease term is fifteen (15) years and commenced on September 15, 2012.  The Company has an option to renew the lease for an additional 15 year term. The monthly rent on the lease is Fifty Dollars ($50.00) for each occupied and rented trailer, cabin or lot.  The Company is obligated to pay any and all real and personal property taxes, general taxes, special assessments and other charges levied against the property and its improvements.  During the lease term, the Company will own title to all of the improvements and personal property.  At the expiration of the lease or termination, all improvements and personal property located on the premises will revert to the Lessors.

NOTE 5 — LINES OF CREDIT:

On June 27, 2012, GFI renewed a $250,000 line of credit, bearing five (5%) percent interest with Riverbank.  At September 30, 2014 the balance owing is $55,000. The line has a term of twelve months, and an origination fee of ½%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 30, 2014, the line of credit was extended to July 1, 2015 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

Genesis Financial, Inc.

Notes to Financial Statements

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $1,295,000 at September 30, 2014 and $1,415,000 at December 31, 2013. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made, the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

NOTE 6 — NOTES PAYABLE

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 8). The note accrues interest at eight (8%) percent per annum with interest and balance initially due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series B Preferred stock for every $1.00 outstanding of the note payable and related accrued interest.  In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount was amortized into earnings over the initial term of the note and was fully amortized at December 31, 2012. The note is collateralized by 290,000 shares of the Company’s Series B Preferred stock. On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2016.

Note payable: In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005. When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is until paid in full and monthly payments are $832. At September 30, 2014 the balance owing is $39,004.

NOTE 7 — SERIES B PREFERRED STOCK

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation, creating 2,000,000 shares of Series B Preferred Stock.  The designated Series B Preferred Stock consists of 2,000,000 shares with a par value $1.00; is non-dividend bearing, convertible to Common Stock at $.40 per share subject to any recapitalization. The Company subsequently amended the share amount to 2,290,000. The holders of the Preferred Stock will be entitled to receive, prior and in preference to, any Distributions of any assets of the Corporation to the holders of the Common Stock.  Each share of the Preferred Stock is convertible into two and one-half common stock shares at the option of the holder.  Each share of Series B Preferred Stock can be automatically converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series B Preferred Stock holders.

As of September 30, 2014, there were 1,649,500 shares of Series B convertible Preferred stock outstanding.

NOTE 8 — RELATED-PARTY TRANSACTIONS:

Related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI.

Genesis Financial, Inc.

Notes to Financial Statements

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

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

John R. Coghlan

On June 14, 2013 and June 30, 2014, John R Coghlan personally guaranteed our Riverbank line of credit.

On April 30, 2014, John R Coghlan exercised his option for 250,000 share of common stock at $0.20 per share or $50,000.

There was no activity for the quarter ended September 30, 2014.

Coghlan Family Corporation “CFC”

On June 24, 2013, Coghlan Family Corporation purchased a $52,221 interest in two loans held for sale by the Company.  No gain or loss was recognized on this sale because they were sold at its carrying value.

There was no activity for the quarter ended September 30, 2014.

Coghlan, LLC

There was no activity for the years ended December 31, 2013 and for the quarter ended September 30, 2014.

West 3773 Fifth, LLC

As of September 30, 2014, the Company continued a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Finance Corporation “GFC”

There was no activity for the year ended December 31, 2013.

On January 31, 2014, GFC purchased $73,907 interest in five loans held for sale by the Company. The Company recognized a loss of $3,616 on the sale.

There was no activity for the quarter ended September 30, 2014.

Michael Lavigne

There was no activity for the year ended December 31, 2013.

During the first quarter 2014, the Company loaned Placer Creek Mining Company $150,000 bearing 5% interest rate.

There was no activity for the quarter ended September 30, 2014.

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

RESULTS OF OPERATIONS.

Quarter ended September 30, 2014 compared to quarter ended September 30, 2013.

Revenues

Total revenues for the quarter ending September 30, 2014 were $18,945 compared to $69,557 for the same quarter ending September 30, 2013.  The majority of the revenue for the quarter ended September 30, 2014 and the quarter ended September 30, 2013 was from rental, interest and loan fee income. The decrease in revenue was the result of the sale of loans held for sale that reduced the interest income.

Net income or (loss) from operations was ($39,855) and $18,611, respectively, for the quarters ending September 30, 2014 and 2013.  The increase in the loss was due a fair value adjustment of $281,575 of real estate owned in the second quarter of 2014.

Of the loans held for sale at September 30, 2014, $594,453 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended September 30, 2014 and 2013 were $38,462 and $37,815, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended September 30, 2014 and 2013 were $647 and $17,813, respectively.  The primary reason for the decrease in 2014 was the quarter ended September 30, 2013 had increased stock based compensation.

Interest Expense

For the quarters ending September 30, 2014 and 2013, interest expense amounted to $5,352 and $7,975, respectively.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on its line of credit.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit was extended to July 1, 2015. As of September 30, 2014 and December 31, 2013, the balances were $55,000 and $235,000, respectively.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee. On January 1, 2012 interest and commitment fees have been waived.

We consider the terms of the lines of credit to be acceptable. As of September 30, 2014 and December 31, 2013, the balances on the lines of credit were $1,295,000 and $1,415,000, respectively.  Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013.

Revenues

Total revenues for the nine months ending September 30, 2014 were $260,227 compared to $165,093 for the same period ending September 30, 2013.  The majority of the revenue for the nine months ended September 30, 2014 and 2013 was from rental, interest and loan fee income.

Net income (loss) from operations was $(252,990) and $(32,177), respectively, for the nine months ending September 30, 2014 and 2013. The increase in the loss was due a fair value adjustment of $281,575 of real estate owned in the second quarter of 2014.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2014 and 2013 were $139,564 and $142,264, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the nine month ended September 30, 2014 and 2013 were $2,700 and $2,146, respectively.

Interest Expense

For the nine months ending September 30, 2014 and 2013, interest expense amounted to $19,589 and $20,984, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

At September 30, 2014 and December 31, 2013, we had cash available of $86,813 and $52,498, respectively, and $195,000 and $15,000 were available under our bank line of credit. Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2015. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At September 30, 2014 the balance was $55,000.

At September 30, 2014, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,295,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee.

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

For the quarters ending September 30, 2014 and 2013, our net cash flows from operating activities were $289,484 and $(262,785), respectively. The reason for the increase was the sale of several loans held for sale.

For the period ended September 30, 2014 and 2013 the cash flows used by investing activities was $-0-.

During these periods our net cash provided by (used by) financing activities was $(223,695) and $205,000, respectively.  The reason for the decrease for the period ended September 30, 2014 was the pay down of the Riverbank and CFC line of credit. We also received $100,000 from the exercise stock options for the period ending June 30, 2014.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Dated: November 07, 2014

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

18