Form 10-K
period 2014-12-31
GENESIS FINANCIAL INC
filed 2015-03-31
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2014

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

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [X] No [  ]

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price of such common equity of the registrant’s common stock on the Over the Counter Pink Sheets was $3,864,851. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2014, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2015 there were 12,075,120 common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2014

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

33

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

35

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

36

ITEM 14.  Principal Accounting Fees and Services.

37

PART IV

38

ITEM 15.  Exhibits and Financial Statement Schedules

38

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

Since January 1, 2011 the Company has operated with one paid employee and outsourcing the portfolio management in exchange for office expenses incurred by Genesis Finance Corporation.

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

In regard to our commercial lending, GFI focused on "hard money lending" which was typically a short term loan collateralized with non-conforming types of real property with a borrower who may have a compromised credit rating.  GFI followed two general underwriting principles in its "hard money" lending, (1) only make a loan if you want to own the collateral and (2) never lend an amount of money which might exceed the price you would be willing to pay for the collateral as a purchaser. Hard money loans are normally equity based, not credit based.  GFI originally targeted a 70% maximum loan-to-value ratio, but as the real estate markets declined from 2007 on, we have continued to reduce that maximum.  At this point, with the continued uncertainty in real estate values, we will estimate the present value of the collateral property, reduce that by 25% - 50% as a contingency for future declining values, and then keep our loan to an amount that is no more than 50% of that adjusted value.

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

HISTORICAL INVESTMENT RETURNS. During the past four years our investment returns have been negative when factoring in the non-performing delinquent loans and real estate owned (“REO”: real estate acquired through a loan foreclosure).  Until we are able to sell the REO's we will not be able to determine the actual rates of return.  In some geographic regions real estate market values have flattened, or have begun to rise, but in most areas values continue to deflate and sales of REO's remains weak.

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

As of December 31, 2014, the Company has experienced a decrease in delinquencies and an increase in interest from third parties in regard to acquiring some of our REO properties and in many instances have purchased our REO properties.

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

As of January 1, 2011, the Company had down-sized enough to manage a sizable portion of its own affairs and renegotiated its outsourcing agreement with Genesis Finance Corporation by lowering the monthly fee. As of January 1, 2012 the monthly fee was terminated and the outsourcing services were offset by general office expenses paid by the Company on behalf of Genesis Finance Corporation, a company owned by Michael A. Kirk, an affiliate of Genesis Financial, Inc. On January 1, 2011, GFI hired one employee, Virginia Walters, to manage its affairs going forward.

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

Flyback’s Magnetic Energy Recovery technology creates value across a wide range of electromagnetic applications. Most electrical input supply can be cost effectively switched and controlled, including such traditional sources as AC grid power, fuel-fired and hydro-generated power, and DC sources such as solar cells, wind generation and battery arrays. Flyback is currently developing products to serve a special purpose – where energy savings and high electrical efficiency are valued.

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

Rental Properties:

At the end of 2013, the Company foreclosed on a $85,534 loan held for sale in Lebanon, Oregon through the bankruptcy courts, the property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1500 per month, with the tenant paying all utilities, property taxes and insurance. During the year ended December 31, 2014, the company recognized $18,000 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. Depreciation accrues at $179 per month. The company recorded depreciation of $2,590 for the year ended December 31, 2014.

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

Limited Liability Corporations:

As part of the asset acquisition of Genesis Holding, Inc. the Company acquired a 9.145% interest in Wenatchee Riverview, LLC for $150,000 and 21.0% interest in 21 Bay Street, LLC for $75,000 which was sold in 2013.  An REO property was formed in to Tioga, LLC with a 53.8% interest for GFI and Hermiston 353, LLC with a 12.9% interest for $51,600. In 2014, an REO property was formed in to North Edwards 435, LLC with a 31.95% for $47,925. The LLC’s are passive investments which each hold an individual real estate investment REO held for sale. The company wrote off the Tioga, LLC for the year ended December 31, 2014.

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

EMPLOYEES

As of December 31, 2014 the Company had one paid employee, Virginia Walters, an executive officer holding the position of Treasurer.

REPORTS TO SECURITY HOLDERS. The Company voluntarily files periodic reports with the United States Securities and Exchange Commission in accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company files quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K. The Company is currently classified as a Smaller Reporting Company under applicable SEC regulations.

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

ITEM 1A.  Risk Factors

Not applicable to Smaller Reporting Companies.

ITEM 1B.  Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

ITEM 2.  Properties

The Company’s principal executive offices are located at 3773 West 5th Avenue, Suite 301, Post Falls, ID 83854. We have a month-to-month tenancy for our executive offices with West 3773 Fifth, LLC.  We believe that our office facilities are adequate for our present business activities.  Our annual rent is $15,000. The premises are owned by West 3773 Fifth, LLC which is100% owned by John and Wendy Coghlan.  John Coghlan is the chairman of our board of directors, President, CEO and CFO and a major shareholder.

The majority of the properties owned by GFI were acquired through foreclosure of various loans in our loan portfolio.  As of December 31, 2014, our REO properties have a total net carrying value of $44,392 and Rental properties of $82,944.  The following table summarizes our REO properties:

Description	Location	Date Acquired	Units/Acres
Undeveloped residential acreage	Kennewick, WA	9/17/2008	8 acres
Single Family Resident	East Dublin, GA	10/03/2013	SFR and lot
One (1) lot and % RV park with clubhouse	Cusick, WA	8/13/2008	1 RV lot and 1.36% of RV park
Commercial Building	Chewelah, WA	8/12/2005	1.23% of Commercial building
Commercial Building	Lebanon, OR	2013	Commercial building and lot

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

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Pinksheets.  The following table sets forth the high and low bid prices of our common stock for the quarters ending December 31, 2014 and 2013 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2014	High	Low
March 31	$.40	$.20
June 30	$.43	$.15
September 30	$.40	$.25
December 31	$.35	$.16

Fiscal 2013	High	Low
March 31	$.52	$.30
June 30	$.51	$.365
September 30	$.40	$.05
December 31	$.30	$.15

(a)  Holders

As of December 31, 2014 our company had approximately 97 shareholders of record of its common stock holding 12,075,120 common shares and has approximately 37 shareholders of its Series B preferred stock holding 1,649,500 preferred shares.

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

(c)   Recent Sales of Unregistered Securities.

None.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2014. Information is included for equity compensation plans not approved by our security holders.

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

(2)  On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options each to John Coghlan, President and Director of the Company, Greg M. Wilson, attorney for the Company, and James Bjorklund and Wes Sodorff, advisors to the Company. The stock options, representing 1,000,000 common shares, had an exercise price of $0.20 per share. Coghlan and Sodorff exercised their options during fiscal 2014 and the Wilson and Bjorkland options expired.

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

During fiscal year ending December 31, 2014, 500,000 options were exercised and 500,000 options expired.

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

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2013 compared to year ended December 31, 2014.

Net loss from operations for the years ended December 31, 2013 and 2014 were ($327,521) and ($606,226), respectively.  The primary reasons for the losses were fair value adjustments, noncash interest expense, and legal and auditing expenses related to public company reporting requirements.

During the years ended December 31, 2013 and 2014, the Company recognized revenues of $210,215 and $313,250, respectively, comprised of interest, processing fees, rental income and other revenues.

At December 31, 2013 and 2014, loans held for sale totaled $1,024,027 and $611,400, respectively. The decrease in 2014 was due to ten loans being paid in full and fair value adjustments.

Of the loans held for sale at December 31, 2013 and 2014, 71% and 98% loans, respectively, were in default.  The loan balance values were $718,236 at December 31, 2013 and $596,766, at December 31, 2014. At December 31, 2014 three of the eleven loans in default are in legal proceedings for repossessions.

At December 31, 2013 and 2014, real estate owned totaled $392,885 and $44,392, respectively.  The decrease in REO is the result of the sale of one of the REO properties. These properties were listed for sale.

During 2013, we foreclosed on two loans.  In 2014 we did not complete any loan foreclosures.

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

General and Administrative Expenses

General and administrative expenses (“G&A”) for fiscal years ended December 31, 2013 and 2014 were $188,786 and $179,894, respectively. G&A primarily consists of executive compensation, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2013 and 2014 were $4,278 and ($8,892), respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2013	$ 4,278	Increase due to salary
2014	$ (8,892)	Decrease due to office expense

Interest Expense

For the years December 31, 2013 and 2014, interest expense amounted to $29,658 and $26,681, respectively. The reason for the decrease in interest expense is due to reduction of loan balances.

Interest expense was associated with our lines of credit with RiverBank, an unaffiliated lender and a convertible note payable to John R. Coghlan, a director and executive officer.

Loan Portfolio Composition

For the years ended December 31, 2010 through 2014, the loan portfolio of purchased, sold and originated is as follows.

Table No. 3

Loan Types Purchased, Sold and Originated

2010
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	4	$124,127	-	$0
Purchased	-	$0	-	$0	1	$12,000	-	$0
Sold	-	$0	-	$0	-	$0	-	$0

2011
		Residential		Commercial		Land		Other
Originated	1	$49,950	-	$0	-	$0	-	$0
Purchased	-	$0	3	$76,000	1	$25,000	-	$0
Sold	4	$116,170	1	$25,000	1	$16,500	-	$0

2012
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	1	$30,000
Purchased	13	$562,816	4	$412,514	2	$113,300	-	$0
Sold	2	$18,344	2	$183,361	-	$0	2	$42,495

2013
		Residential		Commercial		Land		Other
Originated	-	$0	1	$100,000	1	$10,400	2	$378,857
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	2	$52,221	1	$288,368	-	$0	3	$408,857

2014
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	-	$0
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	2	$31,205	3	$239,437	4	$50,278	-	$0

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

At December 31, 2013 and December 31, 2014, we had cash available of $52,498 and $64,493, respectively, and $165,000 was available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

GFI is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate of 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2015, is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At December 31, 2014, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation (“CFC”) with a balance of $1,280,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. Originally, the interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’ assets but is subordinate to the RiverBank line of credit loan agreement. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee.

Our capital resources have been adequate to fund our operations at a reasonable level during the year ended December 31, 2014 covered by this Annual Report.  We have paid close attention to our loan portfolio and maintained our funding requirements within our available resources. We receive interest and principal reductions (typically monthly) on loans which we hold in inventory.  We would require an increase in our capital base and an improvement in the real estate markets in order to increase revenue and create profitability.

For the years ending December 31, 2013 and 2014, our net cash flows provided (used) by operating activities were ($243,011) and 423,533, respectively.  The reason for decrease for the year ended December 31, 2014 was the reduction of loans held for sale, fair value adjustment and amortization.

For the years ending December 31, 2013 and 2014, our net cash provided (used) by financing activities was $200,000 and ($209,658), respectively.  The reason for the decrease for the period ended December 31, 2014 resulted from borrowing funds on our Riverbank line of credit in the prior year.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2013 and 2014, the total combined balances on the lines of credit were $1,650,000 and $1,365,000, respectively. Interest expense on the lines of credit will fluctuate in future periods with loan reductions. The decrease for the lines of credit for the years December 31, 2013 and 2014, were ($200,000) and ($285,000), respectively.

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

As discussed in detail in Item 13 concerning related party transactions, we entered into a variety of business transactions with John R. Coghlan, Coghlan Family Corporation, Coghlan, LLC, West 3773 Fifth, LLC and Genesis Finance Corporation.  These related party transactions served two distinct and different cash generating business purposes.  As a part of the Company's operations, it sells loans from time to time to investors.  Historically, Coghlan, LLC and Coghlan Family Corporation have acted as investors by purchasing loans from the Company.  We believe that these loan sale transactions have been and will be offered to other investors in arms-length type transactions.  Generally, all transactions between the Company and John Coghlan related parties represent transactions designed to generate liquidity for the Company's business operations including note payments to Riverbank.  In the case of these Coghlan related transactions, Michael Kirk is solely responsible for setting the transaction values.

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

The following table presents cash flow data for the periods indicated.

CASH FLOW DATA:	2013	2014
Net cash provided by (used in) operating activities	$(243,011)	$423,533
Net cash provided by (used in) investing activities	$(58,378)	$(201,880)
Net cash provided by (used in) financing activities	$200,000	$(209,658)

The primary reasons for the changes in cash provided by (used in) operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2013	$ (449,317)	Decrease loans held for sale and reduction of stock based compensation
2014	$ 666,543	Decrease loans held for sale and real estate owned

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2013	$ (230,949)	Fewer net purchases and sale of investment
2014	$ (143,502)	Fewer net purchases and sale of investment

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2013	$ (447,107)	Increase credit line borrowing
2014	$ (409,658)	Decrease credit line borrowing

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

ITEM 8.  Financial Statements and Supplementary Data.

GENESIS FINANCIAL, INC.
Balance Sheets
	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,493	$52,498
Interest and other receivables	73,747	85,103
Investments in real estate limited liability corporations	248,774	480,634
Convertible note receivable	150,000	-
Loans held for sale	611,400	1,024,027
Real estate owned	44,392	392,885
Total current assets	1,192,806	2,035,147

NON-CURRENT ASSETS:
Long-term investment, at cost	1,250,000	1,250,000
Investments - available for sale	295,217	525,830
Real estate leasehold interest, net of accumulated amortization of $29,243 and $0	590,007	619,250
Rental property, net of accumulated depreciation of $2,590 and $0, respectively	82,944	-
Office equipment, net of accumulated depreciation of $4,541 and $3,178, respectively	3,391	4,754
Total non-current assets	2,221,559	2,399,834

Total assets	$3,414,365	$4,434,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,280,000	$1,415,000
Line of credit, bank	85,000	235,000
Note payable	38,041	62,699
Other current liabilities	19,775	31,878
Total current liabilities	1,422,816	1,744,577

LONG-TERM LIABILITIES:
Convertible note payable to officer	250,000	250,000

COMMITMENT AND CONTINGENCIES (Notes 5 and 6)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized and 1,649,500 issued and outstanding, respectively	1,649,500	1,649,500
Common stock, $.001 par value; 100,000,000 authorized, 12,075,120 and 11,575,120 issued and outstanding, respectively	12,075	11,575
Additional paid-in capital	6,590,777	6,463,293
Accumulated deficit	(6,306,020)	(5,699,794)
Accumulated other comprehensive income (loss)	(204,783)	15,830
Total stockholders’ equity	1,741,549	2,440,404

Total liabilities and stockholders' equity	$3,414,365	$4,434,981

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations and Other Comprehensive Income (Loss)

	December 31,
	2014	2013
REVENUE:
Interest, (net of write-offs), processing fees and other income	$231,090	$163,650
Rental income	82,160	46,565
Net revenues	313,250	210,215

EXPENSES:
Fair value adjustments	271,575	126,934
Write-off of real estate limited liability company investment	284,529	-
Loan losses and write-offs	49,266	148,127
Real estate leasehold expense	-	11,231
Loss on real estate limited liability company	47,135	33,000
Loss on impairment of available for sale security	10,000	-
Salaries	51,000	51,000
Interest expense, related party	20,164	20,164
Interest expense, other	6,517	9,494
Depreciation and amortization	33,197	1,364
Rental Property expense	37,608	-
Office occupancy and other	108,485	136,422
Total operating expenses	919,476	537,736

NET LOSS	(606,226)	(327,521)

OTHER COMPREHENSIVE LOSS:
Reclassifacation of loss on impairment of available for sale security	$10,000	$-
Unrealized loss on available for sale security	(230,613)	(502,670)
Total other comprehensive loss	(220,613)	(502,670)

COMPREHENSIVE LOSS	$(826,839)	$(830,191)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE SHARE OUTSTANDING BASIC AND DILUTED	11,931,284	11,088,191

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(606,226)	$(327,521)
Noncash items included in net income (loss):
Fair value adjustments	271,575	126,934
Write-off of real estate limited liability company investment	284,529	-
Loan-related expenses paid with assumption of note payable	-	62,699
Write-off of other receivable	-	33,120
Depreciation and amortization	33,197	1,364
Stock based compensation	27,984	27,984
Loss on real estate limited liability company	47,135	33,000
Loan fee received in form of available security	-	(10,000)
Loss on impairment of available for sale security	10,000	-
Changes in assets and liabilities:
Interest and other receivables	11,356	(41,831)
Loans held for sale	323,968	(219,503)
Real estate owned	32,118	91,379
Other current liabilities	(12,103)	(20,635)
Net cash provided (used) in operating activities	423,533	(243,011)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment real estate limited liability company	(51,880)	(58,378)
Convertible note receivable	(150,000)	-
Net cash used by investing activities	(201,880)	(58,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	100,000	-
Borrowings (repayment) line of credit with affiliate, net	(135,000)	(35,000)
Borrowings (repayment) from line of credit from bank, net	(150,000)	235,000
Repayment of note payable	(24,658)	-
Net cash provided (used) by financing activities	(209,658)	200,000
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	11,995	(101,389)
CASH, BEGINNING OF PERIOD	52,498	153,887
CASH, END OF PERIOD	$64,493	$52,498
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid in cash	$26,681	$28,747
NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans held for sale transferred to real estate owned	$3,125	$82,648
REO transferred to investment in real estate company	47,925	51,600
Conversion of preferred stock to common stock	-	165,500
Common stock issued for real estate leasehold interest	-	265,393
Loan converted to real estate leasehold interest	-	353,857
Loan held for sale converted to rental property	85,534	-

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2013 and 2014						Accumulated other comprehensive income
	Common Stock		Preferred Stock		Additional Paid-in		Accumulated
	Shares	Amount	Shares	Amount	Capital		(Deficit)	Total
BALANCES, DECEMBER 31, 2012	10,571,608	$10,571	1,815,000	$1,815,000	$6,005,420	$518,500	$(5,372,273)	$2,977,218
Conversion of preferred stock	413,750	414	(165,500)	(165,500)	165,086
Stock Issued for Real Estate Leasehold Interest	589,762	590			264,803			265,393
Unrealized loss on marketable equity security						(502,670)		(502,670)
Compensation expense for stock options					27,984			27,984
Net loss	-	-	-	-	-	-	(327,521)	(327,521)

BALANCES, DECEMBER 31, 2013	11,575,120	$11,575	1,649,500	$1,649,500	$6,463,293	$15,830	$(5,699,794)	$2,440,404
Stock issued for options exercised	500,000	500			99,500			100,000
Other comprehensive loss						(220,613)		(220,613)
Compensation expense for stock options					27,984			27,984
Net loss							(606,226)	(606,226)

BALANCES, DECEMBER 31, 2014	12,075,120	$12,075	1,649,500	$1,649,500	$6,590,777	$(204,783)	$(6,306,020)	$1,741,549

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

Genesis Financial, Inc.

Notes to Financial Statements

Investments available for sale - The cost of marketable equity securities sold is determined by the specific identification method.  Net unrealized holding gains and losses based upon the fair value of the securities, determined using Level 1 inputs, are reported as accumulated other comprehensive income, a separate component of stockholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in a write-down of the individual security to its fair value; write-downs are reflected in earnings. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a significant deterioration in the financial condition of the issuer or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Real estate leasehold interest and rental properties – Leasehold interests in real estate and rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. Costs clearly associated with the development of the leasehold interest and rental properties are capitalized. Amortization expense is recognized over the term of the leasehold interest, and over 39 years for rental properties. Income received on the interests and rental properties is recognized in the period earned.

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

Genesis Financial, Inc.

Notes to Financial Statements

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
Stock options	261,000	1,261,000
Convertible preferred stock	4,123,750	4,123,750
Convertible debt	625,000	625,000
Total possible dilution	5,009,750	6,009,750

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

NOTE 2 — LOANS HELD FOR SALE

The Company's fair value of loans held for sale consisted of the following:

	December 31, 2014	December 31, 2013
Residential	$319,733	$361,779
Land	10,337	61,669
Commercial	281,330	600,579
Total	$611,400	$1,024,027

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Beginning Balance	$1,024,027	$1,279,074
New loans	-	389,257
Principal payments	(23,735)	(129,767)
Sale of loans	(320,142)	(52,221)
Converted to REO	(3,125)	(82,648)
Converted to long term investment	-	(353,857)
Converted to rental property	(85,534)	-
Fair value adjustments	-	(45,172)
Repossession expenses	19,909	19,361
Ending Balance	$611,400	$1,024,027

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 3- REAL ESTATE OWNED

The Company's fair value of REO consisted of the following:

	December 31, 2014	December 31, 2013
Residential	$-	$12,764
Land	40,382	379,857
Commercial	4,010	264
Total	$44,392	$392,855

The following table presents the change in balance sheet carrying values associated with REO for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Beginning Balance	$392,885	$450,877
Proceeds from sales of REO	(3,270)	(10,400)
Fair value adjustments	(271,575)	(81,761)
Net change in holding costs	(28,548)	3,121
Transferred from loans held for sale	3,125	82,648
Transferred to an LLC membership	(47,925)	(51,600)
Ending Balance	$44,392	$392,885

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

Genesis Financial, Inc.

Notes to Financial Statements

At December 31, 2014 the quoted market value of AWGI was $0.04 per share, or $295,217, resulting in an unrealized loss of $220,613 for the year ended December 31, 2014. The investment is measured using Level 1 fair value inputs. Management has concluded that the unrealized loss is not other than temporary because the common stock price per share has only been less than the Company’s cost basis for a short period of time.

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

At December 31, 2014, the company is of the opinion that the shares have no value, resulting in an impairment charge of $10,000 for the year ended December 31, 2014.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies for $225,000. In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. In 2014, the Company contributed its investment in one real estate owned property with a basis of $47,925 to a newly formed limited liability company in exchange for 31.95% interest in the new company.

The investments are accounted for using the equity method.  During the years ended December 31, 2014 and 2013, the Company recorded losses of $47,135 and $33,000, respectively, which represent its portion of this real estate company’s losses for the same periods. During the years ended December 31, 2014 and 2013, the Company advanced $51,880 and $58,378 for property taxes and interest owing on the underlying real estate owned by these limited liability companies. During the year ended December 31, 2014 the company wrote off one limited liability company investment of $284,529.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, and is accounting for the company’s carrying value of $85,534 as a rental property. The property was subsequently leased on a three year lease agreement for $1500 per month. During the year ended December 31, 2014, the company recognized $18,000 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. The company recorded depreciation of $2,590 for the year ended December 31, 2014.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres located in Dunn County, North Dakota, (the "Halliday Project").  The leasehold was acquired by assignment of a lease between Mr. Clint L. Lohman (“Lohman”), Lessee and the Lessors. The Halliday Project, as presently developed, consist of fifty developed residential lots and undeveloped land. Mr. Lohman was elected as a director of GFI at the October 22, 2013 annual shareholder meeting.

Lohman initially acquired the property in September 2012 and commenced development of fifty RV/residential lots. Lohman invested $353,857 into the Project.  The Company loaned Lohman an additional $353,857 which was used for project development.  The development is currently approved for a total of 100 lots in the city of Halliday, North Dakota.

GFI acquired Lohman's interest in the Halliday Project in a share exchange transaction in 2013. GFI issued 589,762 common shares valued at $0.45 per share for a value of $265,393. The Company also cancelled Lohman’s outstanding loan balance of $353,857 at the time of the share exchange. Total consideration for the leasehold interest was $619,250. The Company owns the Halliday Project leasehold interest and intends to complete the development of the additional 50 lots as the market dictates. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent to oil field workers. The Company recorded amortization of $29,243 for the year ended December 31, 2014. The Company had 34 lots leased and had rental income of $64,160 for the year ended December 31, 2014.

Genesis Financial, Inc.

Notes to Financial Statements

The lease consists of approximately 63 acres in the city of Halliday, North Dakota.  The lease term is fifteen years and commenced on September 15, 2012.  The Company has an option to renew the lease for an additional fifteen year term. The monthly rent on the lease is Fifty ($50.00) Dollars for each occupied and rented trailer, cabin or lot.  The Company is obligated to pay any and all real and personal property taxes, general taxes, special assessments and other charges levied against the property and its improvements.   During the lease term, the Company will own title to all of the improvements and personal property.  At the expiration of the lease or termination, all improvements and personal property located on the premises will revert to the Lessors.

NOTE 5 — LINES OF CREDIT

On June 27, 2012, GFI renewed a $250,000 line of credit, bearing five (5%) percent interest with Riverbank.  At December 31, 2014 and 2013 the balance owing is $85,000 and $235,000. The line has a term of twelve months, and an origination fee of ½%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 30, 2014, the line of credit was extended to July 1, 2015 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $1,280,000 at December 31, 2014 and $1,415,000 at December 31, 2013. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made, the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. This waiver agreement is still in effect at December 31, 2014.

NOTE 6 — NOTES PAYABLE

On December 15, 2010, the Company entered into a convertible note agreement for $250,000 with John R. Coghlan, a related party (see Note 11). The note accrues interest at eight (8%) percent per annum with interest and balance initially due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred stock. On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2016.

In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is 9.5% until paid in full and monthly payments are $832. At December 31, 2014, the balance owing is $38,041.

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

During the year ending December 31, 2013, holders of 165,500 shares of Series B preferred stock converted their shares into 413,750 shares of common stock, respectively. There were no conversions during 2014.

As of December 31, 2014, there were 1,649,500 shares of Series B convertible Preferred stock outstanding.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 8 - STOCK OPTIONS

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the Shareholders of the Company on May 2, 2002.  The plan allows for issuance of Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs).  The maximum number of shares that may be subject to option and exercised under the Plan is 1,300,000 shares.  The ISOs and NSOs expire 30 days after the recipient ceases to be an employee for the Company, or one year after the recipient’s death. No options are available for future grants under the plan.  No options were issued in 2013 or 2014.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2014 was $nil based on the Company’s closing stock price of $0.30 per common share at December 31, 2014.  Compensation expense relating to stock options granted was $27,984 and $27,984 during the years ended December 31, 2013 and 2014, respectively, and is classified as ‘office occupancy and other expenses’. Unrecognized compensation related to these options is $41,976 and will be recognized over the next 1.5 years

During the year ended December 31, 2014 500,000 options were exercised at an exercise price of $0.20 for proceeds of $100,000. The intrinsic value of the option exercised was $100,000 based on the closing price of the Company’s stock of $0.40 at the exercise date. No options were exercised during 2013.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2012 and 2013	1,261,000	$0.28	2.9 years
Granted	-	-	-
Exercised	(500,000)	-	-
Expired	(500,000)	-	-
Outstanding at December 31, 2014	261,000	$0.60	1.5 years
Exercisable at December 31, 2014	156,600	$0.60

NOTE 9 – INCOME TAX:

Components of the Company’s deferred income tax assets are as follows:

	December 31,
	2014	2013
Net operating loss carry forward	$ 1,511,000	$ 1,096,000
Fair value adjustment	970,000	754,000
Stock-based compensation	104,000	93,000
Reserves	27,000	30,000
Deferred tax asset	2,573,000	1,973,000
Less valuation allowance	(2,573,000)	(1,973,000)
Net deferred tax asset	$ 0	$ 0

Tax Rate Reconciliation are as follows:

	2014		2013

Book income (loss) at statutory rate	$ (212,179)	-35.00%	$ (114,632)	-35.00%
Effect of state taxes	(30,311)	-5.00%	(16,376)	-5.00%
Prior year true up	(344,993)	-56.91%
Minor difference	(12,516)	-2.06%	(7,992)	-2.44%
Increase in valuation allowance	600,000	98.97%	139,000	42.44%

	$ (0)	(0)	$ (0)	(0)

Genesis Financial, Inc.

Notes to Financial Statements

The deferred tax assets were calculated assuming a 39% tax rate at December 31, 2014 and December 31, 2013.  The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss) primarily due to state income taxes, net operating loss carryovers and fair value adjustments.

At December 31, 2014, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $4,100,000 expiring through 2034.  Because management does not believe it is more likely than not that the carry forward will be utilized, the related deferred tax asset has been fully reserved.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and have recognized that certain tax positions taken in the 2012 through 2014 years could result in adjustments to the fair value adjustments for tax purposes.  However, these adjustments would not result in a tax provision as they would result in revisions to the net operating loss carryforward amount.

Management has determined that the Company is subject to examination of income tax filings in the United States for the 2012 through 2014 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and lines of credit approximate fair value. The carrying values of the convertible note payable to officer and note payable approximate fair market value as it is based on market rates of interest. The fair value of the long-term investment at December 31, 2014 is approximately $1.3 million based upon of the fair value of the common stock of the underlying investment.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$ 64,493	$ 64,493	$ -	$ -
Investments available for sale	295,217	295,217	-	-
Loans held for sale	611,400	-	-	761,400

	Fair value at December 31, 2013
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$ 52,498	$ 52,498	$ -	$ -
Investments available for sale	525,830	525,830	-	-
Loans held for sale	1,024,027	-	-	1,024,027

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

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the year ended December 31, 2013 and 2014.

John R. Coghlan

One June 14, 2013, John R. Coghlan personally guaranteed our Riverbank line of credit.

On April 30, 2014, John R. Coghlan exercised 250,000 common stock options at an option price of $0.20 per share.

Coghlan Family Corporation “CFC”

On June 24, 2013, Coghlan Family Corporation purchased $52,221 interest in two loans held for sale by the Company.  No gain or loss was recognized on this sale because they were sold at its carrying value.

There was no activity for the year ending December 31, 2014.

Coghlan, LLC

There was no activity for the years ending December 31, 2013 and 2014.

West 3773 Fifth, LLC

As of December 31, 2014, the Company continues a month-to-month tenancy with monthly rent of $1,250.

Michael Lavigne

There was no activity for the year ending December 31, 2013.

Michael Lavigne in the President of Placer Creek Mining Company and is a director of GFI.

On January 17, 2014, GFI loaned Placer Creek Mining Company $50,000 and on February 7, 2014 we loaned them an additional $100,000.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2013 and 2014, or any interim periods.  We have not had any other changes in, nor have we had a disagreement, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2014, the Directors and Executive officers were as follows:

Name	Age	Position	Term of Office
John R. Coghlan	72	President, CEO, CFO, Chairman of the Board, Director	01/02/06-Present
Virginia Walters	41	Treasurer, Director	10/20/11-Present
Michael A. Kirk	63	Secretary, Director	01/24/02-Present
Clint Lohman	52	Director	10/22/13-Present
Michael Lavigne	56	Director	10/22/13-Present

As of December 31, 2014, GFI operated with three Executive Officers and a five member Board of Directors. The following are brief biographical descriptions of the current Executive Officers and Directors of GFI.

JOHN R. COGHLAN, President, Chief Executive Officer, Chief Financial Officer, Director and Chairman of the Board, age 72, became a Director on January 2, 2006. Mr. Coghlan is a retired C.P.A. Mr. Coghlan became responsible for the overall management of operations on January 1, 2010. Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, the Coghlan Family Corporation, a privately held family business that manages family investment accounts, has employed Mr. Coghlan.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grandchildren.

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

MICHAEL A. KIRK, Secretary and Director, age 63, will act in an advisory capacity to the Board of Directors.  He will oversee and be directly involved with buying, underwriting, and any real estate related transactions.  Mr. Kirk is a founder of GFI and has served as an officer and Director since inception in January, 2002.  Mr. Kirk will devote part time to the business.

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

Mr. Kirk was a Founding Director of the National Association of Settlement Purchasers; served as an Advisor to the National Association of Private Mortgage Purchasers; was voted one of the "Pioneers of the Cash Flow Industry" by a cash flow industry trade publication; received an Honorary Doctorate of Presentations, presented by the Benscheidt Communications Group; and has been a past Keynote Speaker at American Cash Flow Association and the Noteworthy Organization annual conventions.  Mr. Kirk’s skills and attributes demonstrated in these positions qualify him as a member of the board of directors.

VIRGINIA WALTERS, Treasurer and Director, age 41. For the past five years, Ms. Walters has been an employee of Genesis Financial. She has acted in a variety of roles, including, accounting manager and custodian of the corporate records. Her role has included assisting company president and board of directors in the preparation of internal reports relating to the company’s real estate loans investment business. Ms. Walter’s skills and attributes demonstrated in these positions over the past five years qualify her for promotion to the office of Treasurer and as a member of the board of directors.

CLINT LOHMAN, Director, age 52. Since 2000, Mr. Lohman has resided in Bozeman, Montana, where he owns and operates Rocky Mountain Gaming.  Moreover Mr. Lohman has ownership in several businesses represented within Eastern Montana and Western North Dakota.  Mr. Lohman has developed and maintains close relationships with farmers, business people and long-standing residents in the Williston Basin.  The combination of Mr. Lohman’s business expertise and relationships specific to the Williston Basin provides the Company with significant advantages in conducting business operations in Montana – North Dakota area.  Mr. Lohman attended and graduated from North Dakota College of Science.  Mr. Lohman's wide range of business skills and attributes qualify him as a member of our Company's board of directors.

MICHAEL LAVIGNE, Director, age 56. Mr. Lavigne has served as the CEO and a board member of Silver Verde May Mining Company, Inc. from December 2008 to the present. Silver Verde May, an exploration stage mining company located in Wallace, Idaho, holds a number of properties in Idaho, Utah and Wyoming. From August 2008, Mr. Lavigne served as a consultant for Golden Eagle Mining Company, which was acquired by Silver Verde May in December 2008. Mr. Lavigne also serves on the board of Mascot Mining which holds properties in Idaho and Montana.  Mr. Lavigne serves as a member of the board of directors of West Mountain Index Advisors, Inc.

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

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

Compensation expenses for 2013 and 2014 were $51,000, respectively.

The following table set forth the compensation information on executive officers Michael A. Kirk, John Coghlan and Virginia Walters for the fiscal years ending December 31, 2013 and 2014.

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Comp ($)	All Other Compensation ($)	Totals
Michael Kirk	2014	$ -0-	-0-	-0-	$7,830	-0-	$6,000	$13,830
Secretary	2013	$ -0-	-0-	-0-	$7,830	-0-	$6,000	$13,830
John Coghlan	2014	$ -0-	-0-	-0-	$7,830	-0-	-0-	$ 7,830
President	2013	$ -0-	-0-	-0-	$7,830	-0-	-0-	$ 7,830
Virginia Walters	2014	$51,000	-0-	-0-	$7,830	-0-	-0-	$58,830
Treasurer	2013	$51,000	-0-	-0-	$7,830	-0-	-0-	$58,830

(1) Represents vesting value of outstanding options during each fiscal year.

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

The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT December 31, 2014

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
John Coghlan Chairman, CEO, CFO, President	65,250 (1)	-0-	$0.60/share	6/20/17
Virginia Walters, Treasurer	65,250 (1)	-0-	$0.60/share	6/20/17
Michael Kirk, Secretary	65,250 (1)	-0-	$0.60/share	6/20/17

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

Total outstanding option awards at the end of 2014 totaled 261,000.

Except as set forth above, there were no outstanding equity awards to any Executive Officer at the end of the fiscal year ended December 31, 2013 and 2014.

Director Compensation

There was no compensation to any Director during the fiscal year ended December 31, 2014.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.  The members of the Board of Directors performing these functions as of December 31, 2014, are Michael A. Kirk, John R. Coghlan, Virginia Walters, Clint Lohman and Michael Lavigne.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above.  Applicable percentages are based upon 12,075,120 shares of common stock outstanding as of December 31, 2014, except as modified by Rule 13d-3(d)(1)(i). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2014.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a)  Security Ownership of Certain Beneficial Owners

Our stock ownership records do not indicate that the Company has any beneficial owners owing 5% or more of our securities, except for management as set forth below.

(b) Security Ownership of Management.

Common Stock

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class(3)
Common	Michael A. Kirk (2)	354,483 (4)	2.93%(8)
Common	John R. Coghlan (2)	7,061,366 (5)	48.58%(9)
Common	Virginia Walters (2)	69,150 (6)	0.57% (10)
Common	Clint Lohman (2)	867,762 (7)	7.04% (11)
Directors and Officers as Group		8,352,761	49.19%

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

(4)  Includes 39,150 option shares which represent the 60% vesting on 65,250 option shares.

(5)  Represents 3,171,976 owned by Coghlan Family Corporation, 475,040 owned by Coghlan, LLC, 13,000 owned by West 3773 Fifth, LLC, 939,700 owned by John R. Coghlan and 1,797,500 shares of common stock equivalents based on Mr. Coghlan's ownership of 719,000 shares of Series "B" Preferred Stock which is convertible into 1,797,500 common shares and a $250,000 convertible note convertible into 625,000 common stock equivalents.  Mr. Coghlan has voting control over Coghlan Family Corporation, Coghlan LLC, and West 3773 Fifth LLC, 39,150 vested common stock options.

(6) Includes 39,150 option shares which represent the 60% vesting on 65,250 option shares.

(7) Includes 617,762 common shares plus 250,000 common shares into which Lohman's 100,000 Series "B" Preferred shares are convertible.

(8) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 39,150 to 12,075,120 common shares for the deemed outstanding total of 12,114,270.

(9) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 1,797,500, 625,000 and 39,150 shares to 12,075,120 common shares for a deemed outstanding total of 14,536,770.

(10) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 39,150 to 12,075,120 common shares for the deemed outstanding total of 12,114,270.

(11) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 250,000 common shares to 12,075,120 for the deemed outstanding total of 12,325,120.

Series "B" Preferred Stock

As of December 31, 2014, there were 1,649,500 shares of Series "B" Preferred Stock issued and outstanding.

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

Genesis Financial, Inc. had the following related party transactions for the years ended December 31, 2014 and 2013.

Years Ended December 31, 2013 and 2014:

Michael Kirk and Genesis Finance Corporation

On January 1, 2009, the Company entered into a Management and Servicing Agreement with Genesis Finance Corporation, a Washington Corporation. Mike Kirk, Genesis Financial, Inc.’s secretary is the president of Genesis Finance Corporation. As of January 1, 2011, the Company had down-sized enough to manage a sizable portion of its own affairs, and renegotiated its outsourcing agreement with Genesis Finance Corporation, lowering the management fee to $1,500. As of January 1, 2012 the management fee was removed and the outsourcing services were offset by general offices expenses paid by the Company on behalf of Genesis Finance Corporation.

Coghlan Family Corporation “CFC”

There was no activity for the year ended December 31, 2014.

On June 24, 2013, Coghlan Family Corporation purchased $52,221 interest in two loans held for sale by the Company.  No gain or loss was recognized on this sale because it was sold at its carrying value.

West 3773 Fifth, LLC

There was no activity for the year ended December 31, 2013 and 2014.

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

ITEM 14.  Principal Accounting Fees and Services.

DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2013 and 2014.

The following table presents fees for professional audit services rendered by DeCoria, Maichel &Teague, P.S. for the audit or review of GFI’ financial statements for the years ended December 31, 2013 and 2014, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2013	2014
Audit Fees	$ 33,000	$ 32,400
Audit Related	-
Tax Fees	-
All other Fees	-
Total Fees	$ 33,000	$ 32,400

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

18

Statements of Cash Flows

19

Statement of Changes in Stockholders’ Equity

20

Notes to Financial Statements

21-29

List all Exhibits Required by Item 601

Exhibit Number	Description	Location of Exhibit
3.1	Articles of Incorporation	SB-2 filed February 20, 2003
3.2	Amended and Restated Articles of Incorporation	SB-2 filed February 20, 2003
3.3	Articles of Amendment Creating Series A Cumulative Preferred Stock	SB-2 Amendment No. 3 filed July 3, 2003
3.4	Articles of Amendment Creating Series B Preferred Stock	8-K filed December 8, 2010
3.5	Bylaws	SB-2 filed February 20, 2003
10.1	Management and Loan Servicing Agreement with Genesis Holdings, Inc. dated April 6, 2004	10-K filed April 23, 2010
10.2	Management and Loan Servicing Agreement with Genesis Holdings II, Inc. dated July 15, 2008	10-K filed August 11, 2010
10.3	Promissory Note with American West Bank dated October 14, 2004	10-K filed April 23, 2010
10.4	Warehousing Line of Credit Promissory Note Agreement with Coghlan Family Corporation dated April 18, 2006	10-K filed April 23, 2010
10.5	Promissory Note with Riverbank dated June 29, 2009	10-K filed August 11, 2010
10.6	Form of Flyback Energy, Inc. Series B Preferred Stock Purchase Agreement including Stock Warrant	10-K filed April 13, 2012
10.7	Form of Flyback Energy, Inc. Amended and Restated Investor Rights Agreement	10-K filed April 13, 2012
10.8	Form of Promissory Note relating to Flyback Energy, Inc.	10-K filed April 13, 2012
10.9	Form of Purchase Agreement with AWG International, Inc. dba AWG International Water Corp	10-K filed April 13, 2012
10.10	Form of Common Stock Purchase Warrant AWG International, Inc. dba AWG International Water Corp	10-K filed April 13, 2012
10.11	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2010	10-K filed August 11, 2010
10.12	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2008	10-K filed August 11, 2010
10.13	Management and Servicing Agreement titled Corporate Restructuring Agreement with Genesis Financial Corporation dated December 27, 2008, effective January 1, 2009	10-K filed August 11, 2010
10.14	Form of $250,000 Convertible Note Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012
10.15	Form of $250,000 Convertible Note Subscription Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012
Form of $250,000 Convertible Note extension
10.16	Form of Security Agreement related to $250,000 Convertible Promissory Note Agreement with John R. Coghlan dated December 15, 2010	10-K filed April 13, 2012
Form of Options Granted
10.17	September 29, 2010 documentation regarding the assignment of certain properties and the business note to Coghlan Family Corporation	10-K filed April 13, 2012
10.18	First Amendment to Warehouse Line of Credit Promissory Note	10-K filed March 24, 2014
10.19	$50,000 Promissory Note with Placer Creek	10-K filed March 24, 2014
10.20	$100,000 Promissory Note with Placer Creek	10-K filed March 24, 2014
14	Code of Ethical Conduct	10-K filed April 23, 2010
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101**

The following materials from Genesis Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders' Deficit, (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

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

Dated: March 30, 2015

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

Dated: March 30, 2015

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, CEO, CFO, Chairman of the Board of Directors

/s/ Michael Kirk

________________________

By: Michael Kirk

Title: Director

39