Form 10-Q
period 2015-03-31
GENESIS FINANCIAL INC
filed 2015-05-12
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2015

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

As of March 31, 2015 there were 12,100,120 shares of common stock issued and outstanding.

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

16

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4.  Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6.  Exhibits

17

SIGNATURES

18

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets
	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$63,437	$64,493
Interest and other receivables	75,255	73,747
Investments in real estate limited liability companies	248,824	248,774
Convertible note receivable	-	150,000
Loans held for sale	610,729	611,400
Real estate owned	44,392	44,392
Total current assets	1,042,637	1,192,806
NON-CURRENT ASSETS:
Long-term investments, at cost	1,400,000	1,250,000
Investments - available for sale	147,609	295,217
Real estate leasehold interest, net of accumulated amortization of $5,161 and $29,243, respectively	584,846	590,007
Rental Property, net of accumulated depreciation of $536 and $2,590, respectively	79,400	82,944
Office equipment, net of accumulated depreciation of $341 and $4,541, respectively	3,050	3,391
Total non-current assets	2,214,905	2,221,559
Total assets	$3,257,542	$3,414,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,265,000	$1,280,000
Line of credit, bank	125,000	85,000
Note payable	36,442	38,041
Other current liabilities	20,646	19,775
Total current liabilities	1,447,088	1,422,816
LONG-TERM LIABILITIES:
Convertible note payable to officer	250,000	250,000
COMMITMENT AND CONTINGENCIES (Notes 6)	-	-
STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, 1,639,500 and 1,649,500 issued and outstanding, respectively	1,639,500	1,649,500
Common stock, $.001 par value; 100,000,000 authorized, 12,100,120 and 12,075,120 issued and outstanding, respectively	12,100	12,075
Additional paid-in capital	6,600,752	6,590,777
Accumulated deficit	(6,339,507)	(6,306,020)
Accumulated other comprehensive income (loss)	(352,391)	(204,783)
Total stockholders’ equity	1,560,454	1,741,549
Total liabilities and stockholders' equity	$3,257,542	$3,414,365

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
		Three Months Ended
		March 31,
		2015	2014
REVENUE:
Interest, processing fees and other income		$19,214	$191,870
Rental income		16,500	14,540
Net revenues		35,714	206,410

EXPENSES:
Loss (income) on investment in real estate LLC		(48)	12,155
Salaries		12,750	12,750
Interest expense, related party		5,041	5,041
Interest expense, other		1,875	2,644
Depreciation and amortization		6,037	13,894
Office occupancy and other		43,545	24,430
Total operating expenses		69,200	70,914

NET INCOME (LOSS)		$(33,487)	$135,496

COMPREHESIVE INCOME (LOSS):
Unrealized gain (loss) on available for sale securities		(147,608)	(301,317)

COMPREHESIVE INCOME (LOSS)		$(181,095)	(165,821)

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE	$	(Nil)	$0.01
WEIGHTED AVERAGE SHARES:
BASIC		12,078,176	11,575,120
DILUTED		12,078,176	16,743,897

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	$(24,457)	$297,010

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with affiliated company, net	(15,000)	(40,000)
Borrowings (repayment) from line of credit from bank, net	40,000	(135,000)
Payments on notes payable	(1,599)	(19,590)
	23,401	(194,590)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(1,056)	102,420

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,493	52,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,437	$154,918

NONCASH INVESTING AND FINANCING TRANSACTIONS Preferred stock converted to common stock	$10,000	$-
Convertible note receivable settled with investment	$150,000	$-

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

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

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

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

Income tax – Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.  The Company effective tax rate for 2015 is expected to be 0%.

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive such as when a net loss is present.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of March 31, 2015 and March 31, 2014:

	March 31,
	2015	2014
Stock options	261,000	1,261,000
Convertible preferred stock	4,098,750	4,123,750
Convertible debt	625,000	625,000
Total possible dilution	4,984,750	6,009,750

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	March 31, 2015	December 31, 2014
Residential	$318,204	$319,733
Land	10,337	10,337
Commercial	282,188	281,330
Total	$610,729	$611,400

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended March 31, 2015 and 2014:

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

	March 31,
	2015	2014
Beginning Balance	$611,400	$1,024,027
New loans	-	150,000
Principal payments	(1,529)	(14,734)
Proceeds from loans paid in full	-	(372,641)
Gain on loans paid in full	-	166,300
Proceeds from sale of loans	-	(70,291)
Loss on sale of loans	-	(3,616)
Repossession expenses	858-	(846)
Ending Balance	$610,729	$878,199

During the quarter ended March 31, 2014, the Company sold five loans with a basis of $73,907 for $70,291 in cash. A loss of $3,616 was recognized. These loans were sold to a related party (see Note 8). Also during the first quarter of 2014, $166,300 in income was recognized as a result of three loans carried at a discount being paid in full.

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	March 31, 2015	December 31, 2014
Land	$40,382	$40,382
Commercial	4,010	4,010
Total	$44,392	$44,392

The following table presents the change in balance sheet carrying values associated with REO for the quarters ended March 31, 2015 and 2014:

	March 31,
	2015	2014
Beginning Balance	$44,392	$392,885
Proceeds from sales of REO	-	(11,241)
Gain on sale of REO	-	2,511
Net change in holding costs	-	907
Ending Balance	$44,392	$385,062

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

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

Flyback Energy, Inc. is a privately-held company that has developed a unique and proprietary electronic switch design that offers control over electrical power and magnetic fields.

Digi Outdoor Media, Inc.:

In 2014, the Company loaned Placer Creek Mining Company (“Placer”) $150,000.   The loan bore interest at a rate of 5.0% and the Company had an option to convert any or all of the amount due into a equity private placement of Placer.    Placer is a related party to the Company (see note 8)

Placer completed the private placement.   On February, 24, 2015, the Company subsequently converted the note receivable into 300,000 shares of common stock of Digi Outdoor Media, Inc. (“Digi”), the successor in interest to Placer.     The Company determined that the fair value of the shares received on the conversion to be $150,000 based upon the note receivable balance of $150,000 because Digi is not publicly traded and has had no recent cash sale of its common stock.     The fair value was determined using Level 2 inputs under the fair value hierarchy.

Digi Outdoor Media, Inc. is a startup company in the business of building and leasing outdoor advertising signs.

Investments in Available for Sale Securities:

Ambient Water Corporation (Formerly AWG International Water Corp.):

The Company purchased 109,906 shares of the AWG International Water Corp, a Nevada corporation, (“AWGI”) common stock for $500,000 ($250,000 each in 2010 and 2011).  In July 2012, AWGI was acquired by MIP Solutions, Inc. in a share exchange transaction (the "Acquisition").  In connection with the Acquisition, the Company’s 109,906 shares of AWGI common stock were converted into 7,380,433 shares or 6.25% of AWG International Water Corp (formerly MIP Solutions, Inc.).

At March 31, 2015 the quoted market value of AWGI was $0.02 per share or $147,609 resulting in an unrealized loss of $147,609 for the quarter ended March 31, 2015. The investment is measured using Level 1 fair value inputs.

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

Investments are accounted for using the equity method.  During the quarters ended March 31, 2015 and 2014, the Company recorded an (income) loss of ($48) and $12,155, respectively. Losses generally represent our portion of this real estate company’s loss for the same period.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, the property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1,500 per month. During the quarter ended March 31, 2015, the company recognized $4,500 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. The company recorded depreciation of $536 for the quarter ended March 31, 2015.

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

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

Lohman initially acquired the property in September 2012 and commenced development of fifty (50) RV/residential lots. Lohman invested $353,857 into the Project.  The Company loaned Lohman an additional $353,857 which was used for project development.  The development is currently approved for a total of 100 lots in the city of Halliday, North Dakota.

In 2013, the Company acquired Lohman's interest in the Halliday Project in a share exchange transaction in 2013. GFI issued 589,762 common shares valued at $0.45 per share for a value of $265,393. The Company also cancelled Lohman’s outstanding loan balance of $353,857 at the time of the share exchange. Total consideration for the leasehold interest was $619,250. The Company owns the Halliday Project leasehold interest and intends to complete the development of the additional 50 lots at an estimated cost of $300,000. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. The Company recorded amortization of $5,161 and $13,762 for the quarters ended March 31, 2015 and 2014, respectively. At the quarter ended March 31, 2015, the Company had thirteen lots leased and had rental income for the three month ended March 31, 2015 and 2014 of $12,000 and 10,040, respectively.

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

NOTE 5 — LINES OF CREDIT:

On June 27, 2012, GFI renewed a $250,000 line of credit, bearing five (5%) percent interest with Riverbank.  At March 31, 2015 the balance owing is $125,000. The line has a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 30, 2014 the line of credit was extended to July 1, 2015 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $1,265,000 at March 31, 2015 and $1,280,000 at December 31, 2014. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement required that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC had agreed to waive the interest and origination fees starting October 1, 2010 and had also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

NOTE 6 — NOTES PAYABLE:

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

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

Note payable: In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is 9.5% until paid in full and monthly payments are $832. At March 31, 2015 the balance owing is $36,442.

NOTE 7 — SERIES B PREFERRED STOCK:

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

During the three month period ending March 31, 2015 holders of 10,000 shares of Series B preferred stock converted their shares into 25,000 shares of common stock. As of March 31, 2015, there were 1,639,500 shares of Series B convertible Preferred stock outstanding. No preferred shares were converted during the first quarter 2014.

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

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarters ended March 31, 2015 and year ended December 31, 2014.

John R. Coghlan

On June 30, 2014, John R Coghlan personally guaranteed our Riverbank line of credit.

On April 30, 2014, John R Coghlan exercised 250,000 common stock options at an option price of $0.20 per share.

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

Coghlan Family Corporation “CFC”

There was no activity for the quarter ended March 31, 2015 and year ended December 31, 2014.

Coghlan, LLC

There was no activity for the quarter ended March 31, 2015 and year ended December 31, 2014.

West 3773 Fifth, LLC

As of March 31, 2015, the Company continued a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Finance Corporation “GFC”

On January 31, 2014, GFC purchased $73,907 interest in five loans held for sale by the Company. The Company recognized a loss of $3,616 for the purchase.

Michael Lavigne

During the first quarter 2014, the Company loaned Placer Creek Mining Company $150,000.

During the first quarter 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company.

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

Background

Genesis Financial, Inc. is engaged in the business of buying and selling seller financed real estate loans ("loans"), and originating commercial real estate hard money loans and providing startup capital funding. We purchase loans at a discount and hold them for sale for a relatively short period to provide seasoning and value appreciation. After the holding period, we sell the loans. We expect to derive operating revenues from resales of loans at a profit, and from interest income derived from loans during the holding period. We originate commercial real estate loans and sell the loan, or participations in those loans, to accredited private investors.  From time to time, we also consider other forms of cash flow instruments when warranted.  Genesis has also invested in two private companies with a view toward diversifying its investment portfolio.

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2014.  The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2015 compared to quarter ended March 31, 2014.

Revenues

Total revenues for the quarter ending March 31, 2015 were $35,714 compared to $206,410 for the same quarter ending March 31, 2014.  The majority of the revenue for the quarter ended March 31, 2015 and the quarter ended March 31, 2014 was from interest, loan fee and rental income. Revenue for the quarter ended March 31, 2015 was significantly reduced from the corresponding period in 2014 because a number of interest bearing contracts were sold and paid off thereby reducing interest revenues.

Net income (loss) from operations was $(33,487) and $135,496, respectively, for the quarters ending March 31, 2015 and 2014.

Of the loans held for sale at March 31, 2015, loans held for sale with value of $597,145 were in payment default. We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended March 31, 2015 and 2014 were $56,295 and $37,180, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended March 31, 2015 and 2014 were $19,115 and $(12,197), respectively.

Interest Expense

For the quarters ending March 31, 2015 and 2014, interest expense amounted to $6,916 and $7,685, respectively.

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

We consider the terms of the lines of credit to be acceptable. As of March 31, 2015 and December 31, 2014, the balances on the lines of credit were $1,390,000 and 1,365,000 respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015 and December 31, 2014, we had cash available of $63,437 and $64,493, respectively, and $125,000 and $165,000 were available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of six percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2015. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At March 31, 2015 the balance was $125,000.

At March 31, 2015, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,265,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee.

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

For the quarters ending March 31, 2015 and 2014, our net cash flows from operating activities were $(24,457) and $297,010, respectively. The reason for the decrease was the sale and pay off of several loans held for sale in 2014.

For the period ended March 31, 2015 and 2014 the cash flows used by investing activities was $-0-.

During these periods our net cash provided by (used by) financing activities was $23,401 and $(194,590), respectively.  The reason for the increase for the period ended March 31, 2015 was the advances from the Riverbank line of credit.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

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

Dated: May 12, 2015

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

18