Form 10-Q
period 2015-06-30
GENESIS FINANCIAL INC
filed 2015-08-12
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2015

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

As of July 21, 2015 there were 16,198,870 shares of common stock issued and outstanding.

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

16

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3. Defaults upon Senior Securities.

16

Item 4. Mine Safety Disclosures.

16

Item 5. Other Information.

16

Item 6.  Exhibits

16

SIGNATURES

17

PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

GENESIS FINANCIAL, INC. Condensed Balance Sheets
	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,293	$64,493
Interest and other receivables	78,378	73,747
Investments in real estate limited liability companies	268,912	248,774
Convertible note receivable	-	150,000
Loans held for sale	625,080	611,400
Real estate owned	44,392	44,392
Total current assets	1,097,055	1,192,806
NON-CURRENT ASSETS:
Long-term investments, at cost	1,400,000	1,250,000
Investments - available for sale	221,413	295,217
Real estate leasehold interest, net of accumulated amortization of $39,564 and $29,243, respectively	579,686	590,007
Rental property, net of accumulated depreciation of $3,662 and $2,590, respectively	78,864	82,944
Office equipment, net of accumulated depreciation of $5,223 and $4,541, respectively	2,709	3,391
Total non-current assets	2,282,672	2,221,559
Total assets	$3,379,727	$3,414,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,260,000	$1,280,000
Line of credit, bank	215,000	85,000
Note payable	34,775	38,041
Other current liabilities	21,137	19,775
Total current liabilities	1,530,912	1,422,816
LONG-TERM LIABILITIES:
Convertible note payable to officer	250,000	250,000

COMMITMENT AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, -0- and 1,649,500 issued and outstanding, respectively	-	1,649,500
Common stock, $.001 par value; 100,000,000 authorized, 16,198,870 and 12,075,120 issued and outstanding, respectively	16,199	12,075
Additional paid-in capital	8,250,145	6,590,777
Accumulated deficit	(6,388,942)	(6,306,020)
Accumulated other comprehensive income (loss)	(278,587)	(204,783)
Total stockholders’ equity	1,598,815	1,741,549
Total liabilities and stockholders' equity	$3,379,727	$3,414,365

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC. Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)
		Three Months Ended June 30,		Six Months Ended June 30,

		2015	2014	2015	2014
REVENUE:
Interest, processing fees and other income		$15,731	$13,357	$34,945	$215,002
Rental income		26,450	11,740	42,950	26,280
Net revenues		42,181	25,097	77,895	241,282

EXPENSES:
Fair value adjustment		-	281,575	-	281,575
Loss on investment in real estate LLC		1,950	13,700	1,902	25,855
Salaries		12,750	12,750	25,500	25,500
Interest expense, related party		5,041	5,041	10,082	10,082
Interest expense, other		2,372	1,511	4,247	4,155
Depreciation and amortization		6,037	7,020	12,075	21,122
Office occupancy and other		64,366	44,926	107,010	86,128
Total operating expenses		92,516	366,523	160,816	454,417

NET (LOSS)		(50,335)	(341,426)	(82,921)	(213,135)

COMPREHESIVE INCOME (LOSS):
Unrealized income (loss) on available for sale securities		73,804	(73,904)	(73,804)	(375,222)
COMPREHESIVE INCOME (LOSS)		$23,469	$(415,330)	$(156,725)	$(588,357)

BASIC AND DILUTED (LOSS) PER SHARE	$	(Nil)	$(0.03)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED		12,820,779	11,910,285	12,451,529	11,743,628

See accompanying notes to condensed financial statements

GENESIS FINANCIAL, INC. Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES	$(68,895)	$290,428

CASH FLOWS FROM INVESTING ACTIVITIES	(22,039)	(26,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	-	100,000
Borrowings (repayment) line of credit with affiliate, net	(20,000)	(105,000)
Borrowings (repayment) from line of credit from bank, net	130,000	(235,000)
(Repayment) of note payable	(3,266)	(19,590)
Net cash provided (used) by financing activities	106,734	(259,590)

NET DECREASE IN CASH AND CASH EQUIVALENTS	15,800	3,933

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,493	52,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,293	$56,431

NONCASH TRANSACTIONS
Preferred stock converted to common stock	$1,649,500	$-
Convertible note receivable settled with long-term investment	$150,000	$-
Loans held for sale converted to REO or rental property	$-	$86,717

See accompanying notes to condensed financial statements

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

Genesis Financial, Inc.

Notes to Financial Statements

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive such as when a net loss is present.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of June 30, 2015 and June 30, 2014:

	June 30,
	2015	2014
Stock options	261,000	761,000
Convertible preferred stock	-	4,123,750
Convertible debt	625,000	625,000
Total possible dilution	886,000	5,509,750

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	June 30, 2015	December 31, 2014
Residential	$331,435	$319,733
Land	10,337	10,337
Commercial	283,308	281,330
Total	$625,080	$611,400

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015 and 2014:

	June 30,
	2015	2014
Beginning Balance	$611,400	$1,024,027
New loans	15,000	150,000
Principal payments received	(3,339)	(18,794)
Proceeds on sale of loans	-	(70,291)
Loss on sale of loans	-	(3,616)
Proceeds from loans paid in full	-	(397,641)
Gain on loan paid in full	-	166,300
Converted to REO or Rental Property	-	(86,717)
Repossession Expenses	2,091	(846)
Ending Balance	$625,080	$762,422

Genesis Financial, Inc.

Notes to Financial Statements

During the six months ended June 30, 2015, the Company funded one new loan for $15,000. During the six months ended June 30, 2014, the Company sold five loans with a basis of $73,907 for $70,291 in cash. A loss of $3,616 was recognized. These loans were sold to a related party (see Note 8). Also during the first quarter 2014, $166,300 in income was recognized as a result of three loans carried at a discount being paid in full.

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	June 30, 2015	December 31, 2014
Land	$40,382	$40,382
Commercial	4,010	4,010
Total	$44,392	$44,392

The following table presents the change in balance sheet carrying values associated with REO for the six months ended June 30, 2015 and 2014:

	June 30,
	2015	2014
Beginning Balance	$44,392	$392,885
REO transferred from loans held for sale	-	3,125
Proceeds from sales of REO	-	(11,241)
Gain on sale of REO	-	2,511
Fair value adjustment	-	(281,576)
Net change in holding costs	-	1,528
Ending Balance	$44,392	$107,232

During the six months ended June 30, 2015, there was no change. During the six months ended June 30, 2014, the Company sold one REO with proceeds of $11,241 in cash, we transferred one loan held for sale to REO for $3,125 and the company adjusted fair value on two REO totaling $(281,576).

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

Digi Outdoor Media, Inc.:

In 2014, the Company loaned Placer Creek Mining Company (“Placer”) $150,000. The loan bore interest at a rate of 5.0% and the Company had an option to convert any or all of the amount due into an equity private placement of Placer. The Placer transaction is treated as a related party transaction. (see Note 8:Michael Lavigne)

Genesis Financial, Inc.

Notes to Financial Statements

On February, 24, 2015, the Company converted the note into 300,000 shares of common stock of Digi Outdoor Media, Inc. (“Digi”), the successor in interest to Placer. The Company determined that the fair value of the shares received on the conversion to be $150,000 based upon the note receivable balance of $150,000 because Digi is not publicly traded and has had no recent cash sale of its common stock. The fair value was determined using Level 2 inputs under the fair value hierarchy.

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

At June 30, 2015 the quoted market value of AWGI was $0.03 per share or $221,413 resulting in an unrealized gain of $73,804 for the quarter ended June 30, 2015. The investment is measured using Level 1 fair value inputs.

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

Investments are accounted for using the equity method. During the three months ended June 30, 2015 and 2014, the Company recorded a (income) loss of ($1,950) and $12,155, respectively, and the six months ended June 30, 2015 and 2014, the Company recorded a (income) loss of ($1,998) and $25,855, respectively which represents its portion of the real estate company loss for the same periods. During the six months ended June 30, 2015 and 2014, the Company advanced $22,039 and $26,905 for property taxes and interest owing.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, the property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1,500 per month. During the three and six months ended June 30, 2014 and 2015 the company recognized $4,500 and $9,000 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. The company recorded depreciation of $536 and $1,072 for the three and six months ended June 30, 2015 and $1,340 for the three and six months ended June 30, 2014.

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

In 2013, the Company acquired Lohman's interest in the Halliday Project in a share exchange transaction in 2013. GFI issued 589,762 common shares valued at $0.45 per share for a value of $265,393. The Company also cancelled Lohman’s outstanding loan balance of $353,857 at the time of the share exchange. Total consideration for the leasehold interest was $619,250. The Company owns the Halliday Project leasehold interest and intends to complete the development of the additional 50 lots at an estimated cost of $300,000. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. For the three months ended June 30, 2015 and 2014, the Company recorded amortization of $5,161, respectively and had fourteen and five lots lease with rental income of $21,950 and $7,240, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded amortization of $10,321 and $18,922, respectively and had seventeen and thirteen lots leased and had rental income of $12,000 and 10,040, respectively.

Genesis Financial, Inc.

Notes to Financial Statements

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

NOTE 5 — LINES OF CREDIT:

On June 27, 2012, GFI renewed a $250,000 line of credit, bearing five (5%) percent interest with Riverbank.  At June 30, 2015 the balance owing is $215,000. The line has a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 30, 2014 the line of credit was extended to July 1, 2015 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $1,260,000 at June 30, 2015 and $1,280,000 at December 31, 2014. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement required that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC had agreed to waive the interest and origination fees starting October 1, 2010 and had also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

NOTE 6 — NOTES PAYABLE

Convertible note payable to officer: On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan, a related party (see Note 8). The note accrues interest at eight (8%) percent per annum with interest and balance initially due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred stock for every $1.00 outstanding of the note payable and related accrued interest.  In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount was amortized into earnings over the initial term of the note and was fully amortized at December 31, 2012. The note is collateralized by the Company's agreement to issue 290,000 shares of the Company’s Series “B” Preferred stock.  These collateral shares have not been issued.  On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2016.

Note payable: In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is until paid in full and monthly payments are $832. At June 30, 2015 the balance owing is $34,775.

NOTE 7 — SERIES B PREFERRED STOCK

During the six months ended June 30, 2015 1,649,500 shares of Series B Preferred were converted into 4,123,750 common shares.   As of June 30, 2015 no shares of Series B convertible Preferred stock issued and outstanding, however 290,000 unissued shares of Series B Preferred stock remain a Company obligation under the $250,000 Coghlan loan discussed in Note 6.

Genesis Financial, Inc.

Notes to Financial Statements

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

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarter and six months ended June 30, 2015 and the year ended December 31, 2014.

John R. Coghlan

On June 30, 2014 John R Coghlan personally guaranteed our Riverbank line of credit.

On April 30, 2014, John R Coghlan exercise his option for 250,000 share of common stock at $0.20 per share or $50,000.

Coghlan Family Corporation “CFC”

There was no activity for the year ended December 31, 2014 and for the six month ended June 30, 2015.

Coghlan, LLC

There was no activity for the years ended December 31, 2014 and for the six month ended June 30, 2015.

West 3773 Fifth, LLC

As of June 30, 2015, the Company continued a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Finance Corporation “GFC”

There was no activity for the six month ended June 30, 2015.

For the year ending December 31, 2014, GFC purchased $73,907 interest in five loans held for sale by the Company. The Company recognized a loss of $3,616 for the purchase.

Michael Lavigne

There was no activity for the six month ended June 30, 2015. During the first quarter 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company.

During the year ended December 31, 2014, the Company loaned Placer Creek Mining Company $150,000.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2015 compared to quarter ended June 30, 2014.

Revenues

Total revenues for the quarter ending June 30, 2015 were $42,181 compared to $25,097 for the same quarter ending June 30, 2014.  The majority of the revenue for the quarters ended June 30, 2015 and 2014 was from rental, interest and loan fee income. The increase in revenue was the result of rental income.

Net loss from operations was $50,335 and $341,426, respectively, for the quarters ending June 30, 2015 and 2014.  The decrease in the loss was due to a fair value adjustment of ($281,575) in 2014 which we did not experience in 2015.

Of our total loan portfolio held for sale at June 30, 2015, $597,546 of carrying loan value were in payment default.  We believe the defaults and repossessions continue to be directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended June 30, 2015 and 2014, were $72,157 and $53,372, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2015 and 2014 were $18,785 and $1,700, respectively.

Interest Expense

For the quarters ending June 30, 2015 and 2014, interest expense amounted to $7,413 and $6,552, respectively.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on its line of credit.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit was extended to July 1, 2016.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee. On January 1, 2012 interest and commitment fees have been waived.

We consider the terms of the lines of credit to be acceptable. As of June 30, 2015 and December 31, 2014, the balances on the lines of credit were $1,260,000 and $1,280,000, respectively.  Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Six months ended June 30, 2014 compared to six months ended June 30, 2013.

Revenues

Total revenues for the six months ending June 30, 2015 were $77,895 compared to $241,282 for the same quarter ending June 30, 2014.  The majority of the revenue for the six months ended June 30, 2015 and 2014 was from rental, interest and loan fee income.

Net income (loss) from operations was ($82,921) and ($213,135), respectively, for the six months ending June 30, 2015 and 2014. The increase in the loss was due a fair value adjustment of $281,575 in 2014.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six months ended June 30, 2015 and 2014, were $ 126,478 and $101,102, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2015 and 2014 were $25,376 and $3,346, respectively.  The primary reason for the increase for the quarter ended June 30, 2015 was the increase in bad debt.

Interest Expense

For the six months ending June 30, 2015 and 2014, interest expense amounted to $14,329 and $14,237, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015 and December 31, 2014, we had cash available of $80,293 and $64,493, respectively, and $35,000 and $250,000 were available under our bank line of credit. Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2016. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At June 30, 2015 the balance was $215,000.

At June 30, 2015, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,260,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee.

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

For the quarters ending June 30, 2015 and 2014, our net cash flows from operating activities were ($105,934) and $263,523, respectively. The reason for the increase in 2014 compared to 2015 was the sale of several loans held for sale.

For the period ended June 30, 2015 and 2014 the cash flows used by investing activities was $15,000 and -0-.

During these periods our net cash provided by (used by) financing activities was $106,734 and ($259,590), respectively.  The reason for the increase for the period ended June 30, 2015 was the barrowing of the Riverbank line of credit. We also received $100,000 to exercise stock options for the period ending June 30, 2014.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Presently, we are not subject to any material legal proceedings.  In the normal course of business, the Company is the initiator of legal proceedings associated with judicial real estate foreclosures related to our loan portfolio collateral interests.

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
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2015

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

17