Form 10-Q
period 2015-09-30
GENESIS FINANCIAL INC
filed 2015-11-09
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2015

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

As of October 12, 2015 there were 16,198,870 shares of common stock issued and outstanding.

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

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4.  Mine Safety Disclosures.

17

Item 5.  Other Information.

17

Item 6.  Exhibits

17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$85,465	$64,493
Interest and other receivables	79,955	73,747
Investment in real estate limited liability companies	269,725	248,774
Convertible note receivable	10,000	150,000
Loans held for sale	527,731	611,400
Real estate owned	44,392	44,392
Total current assets	1,017,268	1,192,806
NON-CURRENT ASSETS:
Long-term investments, at cost	1,400,000	1,250,000
Investments - available for sale	221,413	295,217
Real estate leasehold interest, net of accumulated amortization of $44,725 and $29,243, respectively	574,525	590,007
Rental property, net of accumulated depreciation of $4,198 and $2,590, respectively	78,329	82,944
Office equipment, net of accumulated depreciation of $5,565 and $4,541, respectively	2,368	3,391
Total non-current assets	2,276,635	2,221,559

Total assets	$3,293,903	$3,414,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,260,000	$1,280,000
Line of credit, bank	229,887	85,000
Note payable	33,098	38,041
Other current liabilities	20,589	19,775
Total current liabilities	1,543,574	1,422,816
LONG-TERM LIABILITIES
Convertible note payable to officer	250,000	250,000
COMMITMENT AND CONTINGENCIES (Note 6)	-	-
STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,290,000 authorized
-0- and 1,649,500 issued and outstanding, respectively	-	1,649,500
Common stock, $.001 par value, 100,000,000 authorized,
16,198,870 and 12,075,120 issued and outstanding, respectively	16,199	12,075
Additional paid-in capital	8,257,141	6,590,777
Accumulated deficit	(6,494,424)	(6,306,020)
Accumulated other comprehensive (loss)	(278,587)	(204,783)
Total stockholders’ equity	1,500,329	1,741,549

Total liabilities and stockholders' equity	$3,293,903	$3,414,365

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC. Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Month Ended September 30,			Nine Month Ended September 30,
	2015		2014	2015	2014
REVENUE:
Interest, processing fees and other income	$13,694		$7,765	$48,639	$222,767
Rental income	20,410		11,180	63,360	37,460
Net revenues	34,104		18,945	111,999	260,227

EXPENSES:
Fair value adjustment	67,893		-	67,893	281,575
Loss (income) on investment in real estate LLC	(813)		3,374	1,089	29,229
Salaries	12,750		12,750	38,250	38,250
Interest expense, related party	5,041		5,041	15,123	15,123
Interest expense, other	3,269		311	7,517	4,466
Depreciation and amortization	6,038		6,038	18,112	27,160
Rental property expense	6,232		5,574	27,183	16,100
Office occupancy and other	39,176		25,712	125,236	101,314
Total operating expenses	139,587		58,800	300,403	513,217

NET LOSS	(105,482)		(39,855)	(188,403)	(252,990)

COMPREHESIVE INCOME (LOSS):
Unrealized income (loss) on available for sale securities	-		144,609	(73,804)	(230,613)

COMPREHESIVE INCOME (LOSS)	$(105,482)		$104,754	$(262,207)	$(483,603)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$	Nil	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED	16,198,870		12,075,120	14,381,898	11,993,153

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC. Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES	$(66,933)	$289,484

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate limited liability companies	(32,039)	(31,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	-	100,000
Borrowings (repayment) of line of credit with affiliate, net	(20,000)	(120,000)
Borrowings (repayment) from line of credit from bank, net	144,887	(180,000)
(Repayment) of note payable	(4,943)	(23,695)
Net cash provided (used) by financing activities	119,944	(223,695)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	20,972	34,315

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,493	52,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,465	$86,813

NONCASH TRANSACTIONS
Preferred stock converted to common stock	$1,649,500	$-
Convertible note receivable settled with long term investment	$150,000	$-
Loans held for sale converted to REO or rental property	$-	$86,717

See accompanying notes to condensed financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Genesis Financial, Inc. (“the Company” or “GFI”) was incorporated in Washington State on January 24, 2002.  The Company is primarily engaged in the business of purchasing and selling real estate loans and periodically providing bridge capital funding.  Loans consist of real estate loans and mortgage notes collateralized by primarily first position liens on residential and commercial real estate.  The loans collateralized by real estate are typically non-conventional either because they are originated as a result of seller financing, or the underlying property is non-conventional.

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

Loans held for sale – Loans held for sale are initially recorded at the lower of cost or fair value.  Loans held for sale are then re-measured at fair value on a recurring basis.   Fair value for these loans is determined by assessing the

Genesis Financial, Inc.

Notes to Financial Statements

probability of borrower default using historical payment performance and available cash flows to the borrower, then projecting the amount and timing of cash flows, including collateral liquidation if repayment weaknesses exist.  The Company considers any valuation inputs related to loans held for sale to be Level 3 inputs. Interest on loans held for sale is included in interest income during the period held for sale. Typically, the Company attempts to sell loans three to twelve months after acquisition. It is the policy of the Company not to hold any loans for investment purposes.

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive such as when a net loss is present. The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of September 30, 2015 and September 30, 2014;

	September 30,
	2015	2014
Stock options	261,000	761,000
Convertible preferred stock	-	4,123,750
Convertible debt	625,000	625,000
Total possible dilution	886,000	5,509,750

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the reported results of operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE AND CONVERTIBLE NOTE:

The Company's fair value of loans held for sale and convertible notes consisted of the following:

	September 30, 2015	December 31, 2014
Residential	$290,552	$319,733
Land	-	10,337
Commercial	237,179	281,330
Loans held for sale - Total	$527,731	$611,400

Convertible notes - Total	$10,000	$150,000

Pacific Air Well Inc.: On August 12, 2015, the Company loaned Pacific Air Well, Inc. $10,000. The loan is due and payable in 6 months and bears an interest rate of 8%. The Company has the option to convert the amount at any time into shares of the Company’s parent corporation Pacific Air Well Corporation at $0.50 per share.

Genesis Financial, Inc.

Notes to Financial Statements

The following table presents a reconciliation of loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015 and 2014:

	September 30,
	2015	2014
Beginning Balance	$611,400	$1,024,027
New loans	15,000	150,000
Principal payments received	(10,806)	(21,417)
Proceeds on sale of loans	-	(70,291)
Loss on sale of loans	-	(3,616)
Proceeds from loans paid in full	(25,337)	(397,641)
Gain on loan paid in full	-	166,300
Converted to REO or Rental Property	-	(86,717)
Fair value adjustment	(67,893)	-
Repossession Expenses	5,367	(508)
Ending Balance	$527,731	$760,137

During the nine months ended September 30, 2015, the Company funded one new loan for $15,000 had two loans with a basis of $25,337 pay in full with no gain or loss. The company also adjusted to loans to fair value for ($67,893).

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	September 30, 2015	December 31, 2014
Land	$40,382	$40,382
Commercial	4,010	4,010
Total	$44,392	$44,392

The following table presents the change in balance sheet carrying values associated with REO for the nine months ended September 30, 2015 and 2014:

	September 30,
	2015	2014
Beginning Balance	$44,392	$392,855
REO transferred from loans held for sale	-	3,125
Proceeds from sales of REO	-	(11,241)
Gain on sale of REO	-	2,511
Fair value adjustment	-	(281,576)
Net change in holding costs	-	1,529
Ending Balance	$44,392	$107,233

During the nine months ended September 30, 2015, there was no change. During the nine months ended September 30, 2014 the Company sold one REO with proceeds of $11,241 in cash. We transferred one loan held for sale to REO for $3,125. The company also adjusted fair value in 2014 on two REO totaling $(281,575). The majority of the adjustment was due to a potential sale for a loss.

NOTE 4 — OTHER ASSETS:

Long term investments:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for 2,666,667 share of Series “B” Preferred Stock from Flyback Energy, Inc., a

Genesis Financial, Inc.

Notes to Financial Statements

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

Digi Outdoor Media, Inc.:

In 2014, the Company loaned Placer Creek Mining Company (“Placer”) $150,000. The loan bore interest at a rate of 5.0% and the Company had an option to convert any or all of the amount due into an equity private placement of Placer. The Placer transaction is treated as a related party transaction. (see Note 8: Michael Lavigne)

On February, 24, 2015, the Company converted the note into 300,000 shares of common stock of Digi Outdoor Media, Inc. (“Digi”), the successor in interest to Placer. The Company determined that the fair value of the shares received on the conversion to be $150,000 based upon the note receivable balance of $150,000 because Digi is not publicly traded and has had no recent cash sale of its common stock. The fair value was determined using Level 2 inputs under the fair value hierarchy.

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

At September 30, 2015 the quoted market value of AWGI was $0.03 per share, or $221,413, resulting in an unrealized loss of $0 and $73,804, respectively, for the three and nine months periods ended. The investment is measured using Level 1 fair value inputs.

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

Investments are accounted for using the equity method.  During the three months ended September 30, 2015 and 2014, the Company recorded (gains)/losses of ($813) and $3,374, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded losses of $1,089 and $29,229, respectively, which represent its portion of this real estate company’s losses for the same periods. During the nine months ended September 30, 2015 and 2014, the Company advanced $22,039 and $31,474 for property taxes and interest owing.

Rental Property:

At the end of 2013, the Company foreclosed on a loan held for sale in Lebanon, Oregon through the bankruptcy courts. The property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1,500 per month, with the tenant paying all utilities, property taxes and insurance. During the three and nine months ended September 30, 2014 and 2015, the Company recognized $4,500 and $13,500 in rental

Genesis Financial, Inc.

Notes to Financial Statements

income. This is a commercial building being depreciated over thirty-nine (39) years. Depreciation accrues at $179 per month. The Company recorded depreciation of $536 and $1,608 for the three and nine months ended September 30, 2015.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project").  Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. For the three months ended September 30, 2015 and 2014, the Company recorded amortization of $5,161, respectively and had fourteen and seventeen lots leased with rental income of $15,910 and $6,680, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded amortization of $15,482 and $24,083, respectively and had twenty-four and seventeen lots leased and had rental income of $49,860 and $23,960, respectively.

NOTE 5 — LINES OF CREDIT:

On June 27, 2012, GFI renewed a $250,000 line of credit, bearing five (5%) percent interest with Riverbank.  At September 30, 2015 the balance owing is $229,887. The line has a term of twelve months, and an origination fee of ½%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 30, 2015, the line of credit was extended to July 1, 2016 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $1,260,000 at September 30, 2015 and $1,280,000 at December 31, 2014. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made, the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

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

Note payable: In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005. When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is until paid in full and monthly payments are $832. At September 30, 2015 the balance owing is $33,099.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 7 — SERIES B PREFERRED STOCK

During the nine months ended September 30, 2015 1,649,500 shares of Series B Preferred were converted into 4,123,750 common shares.   As of September 30, 2015 no shares of Series B convertible Preferred stock are issued and outstanding, however 290,000 unissued shares of Series B Preferred stock remain a Company obligation under the $250,000 Coghlan loan discussed in Note 6.

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

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

John R. Coghlan, Officer and Director

On June 30, 2015, John R. and Wendy Coghlan personally guaranteed our Riverbank line of credit.

On April 30, 2014, John R Coghlan exercised his option for 250,000 shares of common stock at $0.20 per share or $50,000.

There was no activity for the quarter ended September 30, 2015.

Coghlan Family Corporation “CFC”

There was no activity for the year ended December 31, 2014 and for the quarter ended September 30, 2015.

Coghlan, LLC

There was no activity for the years ended December 31, 2014 and for the quarter ended September 30, 2015.

West 3773 Fifth, LLC

As of September 30, 2015, the Company continued a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Finance Corporation “GFC”

For the year ended December 31, 2014, GFC purchased $73,907 interest in five loans held for sale by the Company. The Company recognized a loss of $3,616 on the sale.

There was no activity for the quarter ended September 30, 2015.

Michael Lavigne, Director

Genesis Financial, Inc.

Notes to Financial Statements

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

RESULTS OF OPERATIONS.

Quarter ended September 30, 2015 compared to quarter ended September 30, 2014.

Revenues

Total revenues for the quarter ending September 30, 2014 were $18,945 compared to $34,104 for the same quarter ending September 30, 2015.  The majority of the revenue for the quarters ended September 30, 2014 and 2015 was from rental, interest and loan fee income. The increase in revenue was the result of the increase in rental and interest income.

Net loss from operations was $105,482 and $39,855, respectively, for the quarters ending September 30, 2015 and 2014. The decrease in net operating loss was due to fair value adjustments of ($67,893) in the quarter ended September 30, 2015.

Of the loans held for sale at September 30, 2015, $527,731 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended September 30, 2015 and 2014 were $51,926 and $38,462, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended September 30, 2015 and 2014 were $13,464 and $647, respectively.  The primary reason for the increase in 2015 was due to bad debts and public company expenses.

Interest Expense

For the quarters ending September 30, 2015 and 2014, interest expense amounted to $8,310 and $5,352, respectively.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on its line of credit.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit was extended to July 1, 2016. As of September 30, 2015 and December 31, 2014, the balances were $229,887 and $85,000, respectively.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee. On January 1, 2012 interest and commitment fees have been waived.

We consider the terms of the lines of credit to be acceptable. As of September 30, 2015 and December 31, 2014, the balances on the lines of credit were $1,260,000 and $1,280,000, respectively.  Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

Revenues

Total revenues for the nine months ending September 30, 2015 were $111,999 compared to $260,227 for the same period ending September 30, 2014.  The majority of the revenue for the nine months ended September 30, 2015 and 2014 was from rental, interest and loan fee income. The decrease in revenue was due the less loans paying full in 2015.

Net loss from operations was $188,403 and $252,990, respectively, for the nine months ending September 30, 2015 and 2014. The decrease in the loss was due a fair value adjustment of $281,575 of real estate owned in the second quarter of 2014.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2015 and 2014 were $163,486 and $139,564, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the nine month ended September 30, 2015 and 2014 were $23,922 and $2,700, respectively.

Interest Expense

For the nine months ending September 30, 2015 and 2014, interest expense amounted to $22,640 and $19,589, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

At September 30, 2015 and December 31, 2014, we had cash available of $85,465 and $64,493, respectively, and $20,113 and $165,000 were available under our bank line of credit. Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2016. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At September 30, 2015 the balance was $229,887.

At September 30, 2015, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,260,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee.

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

For the quarters ending September 30, 2015 and 2014, our net cash flows provided by (used by) operating activities were $(66,933) and $289,484, respectively. The reason for the decrease was the sale of several loans held for sale in 2014.

For the period ended September 30, 2015 and 2014 the cash flows used by investing activities was $32,039 and $31,474.

During these periods our net cash provided by (used by) financing activities was $119,944 and $(223,695), respectively.  The reason for the increase for the period ended September 30, 2015 was the barrowing of the Riverbank line of credit.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

On September 15, 2015, the Company's shareholders approved the board of directors' recommendation to move the corporate domicile from the State of Washington to the State of Wyoming.   The Company is in the process of implementing the change in domicile which it expects to complete during the fourth quarter of this year.  Additionally, all members of the Company's board of directors were elected to another term of office.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended September 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2015

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

18