Form 10-K
period 2015-12-31
GENESIS FINANCIAL INC
filed 2016-03-28
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2015

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  333-103331

Genesis Financial, Inc.

(Name of Issuer in its Charter)

Wyoming	03-0377717
(State of Incorporation)	(IRS Employer Identification No.)

3773 West Fifth St., Ste. 301, Post Falls, ID	83854
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price of such common equity of the registrant’s common stock on the Over the Counter Pink Sheets was $2,548,430. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2015, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2016 there were 16,923,870 common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2015

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

OVERVIEW

INTRODUCTION. Genesis Financial, Inc. ("GFI") was incorporated in the State of Washington on January 24, 2002 for the purpose of purchasing and reselling seller financed real estate loans (also referred to as "loans" or "real estate notes" or "portfolio").  On January 25, 2016, the Company moved its corporate domicile from Washington State to Wyoming State.  All loans purchased or originated, are held for sale, and are carried on the financial statements at cost or fair value, whichever is less.  We purchase seller financed real estate loans from sellers directly or from sellers who are introduced to GFI by brokers. When the owner of a real estate loan wishes to sell the loan, the owner may contact a broker or GFI directly. Seller financed real estate loans are originated by the selling owner of real property.  This is an unconventional form of financing which does not involve banks or mortgage companies.  When we commenced business, we initially focused on purchasing residential and commercial real estate loans and business notes from $25,000 to $250,000 in value, and the brokering of larger transactions. As the business grew, we expanded our services to include larger loans and other forms of cash flow investment instruments.

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

As part of the diversification plan the Company invested a portion of its assets in privately held companies as follows:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc. (FEI), for $1,200,000. The purchase was for 2,666,667 shares of Series “B” Preferred Stock from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis. On April 25, 2011, the Company purchased 85,274 shares of Series “C” Preferred Stock for $50,000 which is convertible at $.60 per share and bears a 5% dividend rate.

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

With this patented technology, Flyback Energy is actively developing reliable products to capture and recover magnetic energy losses and then insert that otherwise wasted energy back into the power circuit. The Flyback technology also mitigates problematic harmonic resonance, electromagnetic interference (EMI), excessive heat and other induction issues.

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

Genesis Financial, Inc. reduced the carrying value of its Flyback Energy common shares to $.067 per share, the last known arm’s length common share sale.  Flyback Energy, Inc. is still a development stage company being financed by outside sources of capital.  At this time, the Company is not assured of future financing capital and is subject to changing world conditions.

Ambient Water Corporation (Formerly AWG International Water Corp.):

The Ambient Water Corporation in Spokane, Washington.  It sells proprietary Air-to-Water machines for residential and commercial potable water applications.

In 2010 and 2011, the Company purchased a total of 7,380,433 common shares of the Ambient Water Corporation common stock for $500,000, at that time the purchase represented approximately 10% of the total outstanding shares.

On January 14, 2016 Ambient Water Corporation authorized the issuance of 72,800,920 shares of Series “ A “ Preferred stock in lieu of payment of $310,131 of deferred accrued Executive Compensation.  The compensation was paid in the form of Series “ A “ Preferred stock because the utilization of common stock would have resulted in a deficit of reserve requirements of underlying common stock reserved for various convertible notes.

On January 19, 2016, by majority shareholder written consent in lieu of a special meeting, approved increasing the Company’s authorized capital stock increasing the common stock authorized from 500,000,000 to 2,000,000,000 shares, par value $0.0001 and increasing the authorized preferred stock from 100,000,000 preferred shares, par value, $0.001 per share to 400,000,000 preferred shares, par value $0.0001 per share.

Ambient's dilutionary stock issuances have decreased Genesis Financial's ownership to less than 4% of Ambient's issued and outstanding common stock. Due to broker deposit clearing restrictions the Genesis Financial, Inc. ownership is not liquid.

Rental Properties:

At the end of 2013, the Company foreclosed a $85,534 loan held for sale in Lebanon, Oregon through the bankruptcy courts, the property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1500 per month, with the tenant paying all utilities and insurance. During the year ended December 31, 2015, the company recognized $18,000 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. Depreciation accrues at $179 per month. The company recorded depreciation of $2,143 for the year ended December 31, 2015.

Real Estate Leasehold Interest:

During 2013 the Company completed the acquisition of a real property leasehold interest that consists of approximately 63 acres in the city of Halliday, North Dakota.  The lease term is fifteen (15) years and commenced on September 15, 2012.  The Company has an option to renew the lease for an additional 15 year term. Presently, the property consists of fifty (50) residential type lots.  The monthly rent on the lease is Fifty ($50.00) Dollars for each occupied and rented trailer, cabin or lot.  The Company is obligated to pay any and all real and personal property taxes, general taxes, special assessments and other charges levied against the property and its improvements. During the lease term, the Company will own title to all of the improvements and personal property.  At the expiration of the lease or termination, all improvements and personal property located on the premises will revert to the Lessors.

Limited Liability Corporations:

As part of the asset acquisition of Genesis Holding, Inc. the Company acquired a 9.145% interest in Wenatchee Riverview, LLC for $150,000.  An REO property was formed in to Tioga, LLC with a 53.8% interest for GFI and Hermiston 353, LLC with a 12.9% interest for $51,600. In 2014, an REO property was formed in to North Edwards 435, LLC with a 31.95% for $47,925. The LLC’s are passive investments which each hold an individual real estate investment REO held for sale. The company wrote down the Tioga, LLC for the year ended December 31, 2014.

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

EMPLOYEES

As of December 31, 2015 the Company had three employees. The employees are executive officers, John R. Coghlan, Mike Kirk and Virginia Walters.

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

ITEM 1A.  Risk Factors

Not applicable to Smaller Reporting Companies.

ITEM 1B.  Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

ITEM 2.  Properties

The Company’s principal executive offices are located at 3773 West 5th Avenue, Suite 301, Post Falls, ID 83854. We have a month-to-month tenancy for our executive offices with West 3773 Fifth, LLC.  We believe that our office facilities are adequate for our present business activities.  Our annual rent is $15,000. The premises are owned by West 3773 Fifth, LLC which is 100% owned by John and Wendy Coghlan.  John Coghlan is the chairman of our board of directors, President, CEO and CFO and a major shareholder.

The majority of the properties owned by GFI were acquired through foreclosure of various loans in our loan portfolio.  As of December 31, 2015, our REO properties have a total net carrying value of $27,451 and Rental properties of $79,729.  The following table summarizes our REO properties:

Description	Location	Date Acquired	Units/Acres
One (1) lot and % RV park with clubhouse	Cusick, WA	8/13/2008	1 RV lot and 1.36% of RV park
Commercial Building	Chewelah, WA	8/12/2005	1.23% of Commercial building
Commercial Building	Lebanon, OR	2013	Commercial building and lot

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

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Pinksheets.  The following table sets forth the high and low bid prices of our common stock for the quarters ending December 31, 2015 and 2014 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2015	High	Low
March 31	$0.21	$0.15
June 30	$0.26	$0.15
September 30	$0.22	$0.15
December 31	$0.20	$0.1105

Fiscal 2014	High	Low
March 31	$0.40	$0.20
June 30	$0.43	$0.15
September 30	$0.40	$0.25
December 31	$0.35	$0.16

(a)  Holders

As of December 31, 2015 our company had approximately 134 shareholders of record of its common stock holding 16,198,870 common shares and all of its outstanding Series B preferred stock was converted to common shares.

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

(c)   Recent Sales of Unregistered Securities.

None.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2015. Information is included for equity compensation plans not approved by our security holders.

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

(2)  On November 5, 2010, the board of directors authorized the issuance of 250,000 common stock options each to John Coghlan, President and Director of the Company, Greg M. Wilson, attorney for the Company, and James Bjorklund and Wes Sodorff, advisors to the Company. The stock options, representing 1,000,000 common shares, had an exercise price of $0.20 per share. Coghlan and Sodorff exercised their options during fiscal 2014 and the Wilson and Bjorklund options expired.

(3) On June 20, 2012 the board of directors authorized the issuance of 65,250 common stock options each to John R. Coghlan, President and Director of the Company, Virginia Walters, Treasurer and Director of the Company, Michael Kirk, Vice-President (at that time) and Director of the Company and Wes Sodorff, advisor to the Company.  The stock options representing 261,000 common shares have an exercise price or $0.60 per share. They expire June 20, 2017.

During fiscal year ending December 31, 2014, 500,000 options were exercised and 500,000 options expired. There were no changes for the fiscal year ending December 31, 2015.

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

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2014 compared to year ended December 31, 2015.

Net loss from operations for the years ended December 31, 2014 and 2015 were ($606,226) and ($1,624,096), respectively.  The primary reasons for the losses were fair value adjustments, noncash interest expense, and legal and auditing expenses related to public company reporting requirements.

During the years ended December 31, 2014 and 2015, the Company recognized revenues of $313,250 and $181,645, respectively, comprised of interest, processing fees, rental income and other revenues. The decrease in 2015 was due to fewer loans being paid in full.

At December 31, 2014 and 2015, loans held for sale totaled $611,400 and $503,890, respectively. The decrease in 2015 was due to loans being paid in full and fair value adjustments.

Of the loans held for sale at December 31, 2014 and 2015, 98% of loans, respectively, were in default.  The loan balance values were $596,766 at December 31, 2014 and $489,411, at December 31, 2015. At December 31, 2015 three of the nine loans in default are the subject of judicial proceedings where the Company expects to foreclose upon the real property securing the defaulted loans.

At December 31, 2014 and 2015, real estate owned totaled $44,392 and $27,451, respectively.  The decrease in REO is the result of the sale of one of the REO properties. These properties were listed for sale.

In 2014 and 2015 we did not complete any loan foreclosures.

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

General and Administrative Expenses

General and administrative expenses (“G&A”) for fiscal years ended December 31, 2014 and 2015 were $179,894 and $209,802, respectively. G&A primarily consists of executive compensation, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2014 and 2015 were ($8,892) and $29,907, respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2014	$ (8,892)	Decrease due to office expense
2015	$ 29,907	Increase due to Insurance and Public Company expense

Interest Expense

For the years December 31, 2014 and 2015, interest expense amounted to $26,681 and $32,046, respectively. The reason for the increase in interest expense is due to borrowing of bank loan.

Interest expense was associated with our lines of credit with RiverBank, an unaffiliated lender and a convertible note payable to John R. Coghlan, a director and executive officer.

Loan Portfolio Composition

For the years ended December 31, 2011 through 2015, the loan portfolio of purchased, sold and originated is as follows.

Table No. 3

Loan Types Purchased, Sold and Originated

2011
		Residential		Commercial		Land		Other
Originated	1	$49,950	-	$0	-	$0	-	$0
Purchased	-	$0	3	$76,000	1	$25,000	-	$0
Sold	4	$116,170	1	$25,000	1	$16,500	-	$0

2012
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	1	$30,000
Purchased	13	$562,816	4	$412,514	2	$113,300	-	$0
Sold	2	$18,344	2	$183,361	-	$0	2	$42,495

2013
		Residential		Commercial		Land		Other
Originated	-	$0	1	$100,000	1	$10,400	2	$378,857
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	2	$52,221	1	$288,368	-	$0	3	$408,857

2014
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	-	$0
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	2	$31,205	3	$239,437	4	$50,278	-	$0

2015
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	1	$15,000	1	$10,000
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	1	$43,725	-	$0	2	$25,337	-	$0

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash have been from loan sales, related party loans, unaffiliated party loans, funding agreements, rental and lease agreements and common and preferred stock private placements. The Company anticipates that its primary uses of cash will be adequate in order to meet the demands upon its current operations, and there will not be a need for additional funds to finance ongoing acquisitions of seller financed real estate loans and originations of commercial real estate hard money loans, and the expense of loan foreclosure and the maintenance and resale costs associated with REO properties.

At December 31, 2014 and December 31, 2015, we had cash available of $64,493 and $31,301, respectively, and $80,000 was available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

GFI is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate of 4.5%. The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2016, is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At December 31, 2015, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation (“CFC”) with a balance of $1,260,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. Originally, the interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets but is subordinate to the RiverBank line of credit loan agreement. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. (See 8-K filed February 8, 2016)

Our capital resources have been adequate to fund our operations at a reasonable level during the year ended December 31, 2015 covered by this Annual Report.  We have paid close attention to our loan portfolio and maintained our funding requirements within our available resources. We receive interest and principal reductions (typically monthly) on loans which we hold in inventory.  We would require an increase in our capital base and an improvement in the real estate markets in order to increase revenue and create profitability.

For the years ending December 31, 2014 and 2015, our net cash flows provided (used) by operating activities were $423,533 and ($16,924), respectively.  The reason for decrease for the year ended December 31, 2015 was the reduction of loans held for sale, fair value adjustment and amortization.

For the years ending December 31, 2014 and 2015, our net cash provided (used) by financing activities was ($209,658) and $56,993, respectively.  The reason for the increase for the period ended December 31, 2015 resulted from borrowing funds on our Riverbank line of credit.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2014 and 2015, the total combined balances on the lines of credit were $1,365,000 and $1,430,000, respectively. Interest expense on the lines of credit will fluctuate in future periods with loan reductions. The changes for the lines of credit for the years December 31, 2014 and 2015, were ($285,000) and $65,000, respectively.

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan. The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred Stock for every $1.00 Dollar outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred Stock. The beneficial conversion feature was based upon the difference between the fair value of the preferred stock into which the note is convertible at the date of issue ($378,750) less the face value of the note ($250,000). The fair value of the preferred stock at the date of issue was calculated based upon the fair value of the shares of common stock (2.5 shares of common stock for each single share of preferred stock or 625,000 shares) into which the preferred stock was convertible at the date of issue. (See 8-K filed February 8, 2016)

As discussed in detail in Item 13 concerning related party transactions, we entered into a variety of business transactions with John R. Coghlan, Coghlan Family Corporation, Coghlan, LLC, West 3773 Fifth, LLC and Genesis Finance Corporation.  These related party transactions served two distinct and different cash generating business purposes.  As a part of the Company's operations, it sells loans from time to time to investors.  Historically, Coghlan, LLC and Coghlan Family Corporation have acted as investors by purchasing loans from the Company.  We believe that these loan sale transactions have been and will be offered to other investors in arms-length type transactions.  Generally, all transactions between the Company and John Coghlan related parties represent transactions designed to generate liquidity for the Company's business operations including note payments to Riverbank.  In the case of these Coghlan related transactions, Michael Kirk is solely responsible for setting the transaction values.

The Company’s principal sources of cash are from loan sales, related party loans, unaffiliated third party loans, funding agreements, rental and lease agreements and common and preferred stock private placements. The Company anticipates that our primary sources of cash are adequate in order to meet the demands upon its current operations, as well as funds to finance ongoing acquisitions of seller financed real estate loans, the originations of commercial real estate hard money loans, the expense of litigating the delinquent loans and the maintenance and resale costs of repossessed properties.

The following table presents cash flow data for the periods indicated.

CASH FLOW DATA:	2014	2015
Net cash provided by (used in) operating activities	$423,533	$(16,924)
Net cash provided by (used in) investing activities	$(201,880)	$(73,261)
Net cash provided by (used in) financing activities	$(209,658)	$56,993

The primary reasons for the changes in cash provided by (used in) operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2014	$ 666,543	Decrease loans held for sale and real estate owned

2015	$ (440,457)	Increase in fair value adjustments

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2014	$ (143,502)	Fewer net purchases and sale of investment
2015	$ (128,619)	Fewer net purchases and capital contributions in limited liability company.

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2014	$ (409,658)	Decrease credit line borrowing
2015	$ 266,651	Increase in credit line borrowing

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

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genesis Financial, Inc.

We have audited the accompanying consolidated balance sheets of Genesis Financial, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated position of Genesis Financial, Inc. as of December 31, 2015 and 2014, and the results of its operations and comprehensive income (loss) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 21, 2016

GENESIS FINANCIAL, INC.
Balance Sheets
	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,301	$64,493
Interest and other receivables	70,909	73,747
Investments in real estate limited liability companies	270,303	248,774
Convertible note receivable	-	150,000
Loans held for sale	503,890	611,400
Real estate owned	27,451	44,392
Total current assets	903,854	1,192,806

NON-CURRENT ASSETS:
Long-term investment	362,619	1,250,000
Investment - available for sale	26,570	295,217
Real estate leasehold interest, net of accumulated amortization of $49,885 and $29,243, respectively	225,065	590,007
Rental property, net of accumulated depreciation of $ 4,733 and $2,590, respectively	79,729	82,944
Office equipment, net of accumulated depreciation of $5,905 and $4,541, respectively	2,027	3,391
Total non-current assets	696,010	2,221,559

Total assets	$1,599,864	$3,414,365

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,260,000	$1,280,000
Line of credit, bank	170,000	85,000
Note payable	30,034	38,041
Other current liabilities	13,040	19,775
Total current liabilities	1,473,074	1,422,816

LONG-TERM LIABILITIES:
Convertible note payable to officer	250,000	250,000

COMMITMENT AND CONTINGENCIES (Notes 5 and 6)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, none and 1,649,500 issued and outstanding, respectively	-	1,649,500
Common stock, $0.001 par value; 100,000,000 authorized, 16,198,870 and 12,075,120 issued and outstanding, respectively	16,199	12,075
Additional paid-in capital	8,264,137	6,590,777
Accumulated deficit	(7,930,116)	(6,306,020)
Accumulated other comprehensive (loss)	(473,430)	(204,783)
Total stockholders’ equity (deficit)	(123,210)	1,741,549

Total liabilities and stockholders' equity (deficit)	$1,599,864	$3,414,365

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations and Other Comprehensive Income (Loss)
	Year Ended
	December 31,
	2015	2014
REVENUE:
Interest, processing fees and other income	$109,130	$231,090
Rental income	72,515	82,160
Total revenues	181,645	313,250

OPERATING EXPENSES:
Fair value adjustments	67,893	271,575
Loss on impairment of real estate leasehold interest	374,300	-
Loss on impairment of long term investment	1,037,381	-
Write-off of real estate limited liability company	-	284,529
Loan losses and write-offs	22,123	49,266
Loss on real estate limited liability company	21,733	47,135
Loss on impairment of available for sale security	-	10,000
Salaries	51,000	51,000
Interest expense, related party	20,164	20,164
Interest expense, other	11,882	6,517
Depreciation	3,509	3,954
Amortization of rental property	20,640	29,243
Rental property expense	40,462	37,608
Office occupancy and other	134,654	108,485
Total operating expenses	1,805,741	919,476

NET LOSS	(1,624,096)	(606,226)

OTHER COMPREHENSIVE INCOME (LOSS):
Reclassification of loss on impairment of available for sale security	-	10,000
Unrealized loss on available for sale security	(268,647)	(230,613)
Total other comprehensive loss	(268,647)	(220,613)

COMPREHENSIVE LOSS	$(1,892,743)	$(826,839)

BASIC AND DILUTED LOSS PER SHARE	$(0.11)	$(0.05)

WEIGHTED AVERAGE SHARE OUTSTANDING BASIC AND DILUTED	14,160,928	11,931,284

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,624,096)	$(606,226)
Noncash items included in net income:
Fair value adjustments	67,893	271,575
Loss on impairment of real estate leasehold interest	374,300	-
Loss on impairment of long term investment	1,037,381	-
Write-off of real estate limited liability company	-	284,529
Depreciation and amortization	24,149	33,197
Stock based compensation	27,984	27,984
Loss on real estate limited liability company	21,733	47,135
Loss on impairment of available for sale security	-	10,000
Changes in assets and liabilities:
Interest and other receivables	2,836	11,356
Loans held for sale	39,619	323,968
Real estate owned	18,012	32,118
Other current liabilities	(6,735)	(12,103)
Net cash provided (used) in operating activities	(16,924)	423,533
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate limited liability company	(43,261)	(51,880)
Acquisition of equipment for real estate leasehold interest	(30,000)	-
Convertible note receivable	-	(150,000)
Net cash used by investing activities	(73,261)	(201,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	-	100,000
Borrowings (repayment) line of credit with affiliate, net	(20,000)	(135,000)
Borrowings (repayment) from line of credit from bank, net	85,000	(150,000)
Repayment of note payable	(8,007)	(24,658)
Net cash provided (used) by financing activities	56,993	(209,658)
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(33,192)	11,995
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	64,493	52,498
CASH AND CASH EQUIVALENTS, END OF YEAR	$31,301	$64,493
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid in cash	$31,077	$26,681
NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans held for sale transferred to real estate owned	$-	$3,125
REO transferred to investment in real estate company	-	47,925
Conversion of preferred stock to common stock	1,649,500	-
Loan held for sale converted to rental property	-	85,534
Convertible note receivable settled with long term investment	150,000	-

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2014 and 2015						Accumulated other comprehensive income (loss)
	Common Stock		Preferred Stock		Additional Paid-in		Accumulated
	Shares	Amount	Shares	Amount	Capital		(Deficit)	Total
BALANCES, DECEMBER 31, 2013	11,575,120	$11,575	1,649,500	$1,649,500	$6,463,293	$15,830	$(5,699,794)	$2,440,404
Stock issued for options exercised	500,000	500			99,500			100,000
Other comprehensive loss						(220,613)		(220,613)
Compensation expense for stock options					27,984			27,984
Net loss	-	-	-	-	-	-	(606,226)	(606,226)

BALANCES, DECEMBER 31, 2014	12,075,120	$12,075	1,649,500	$1,649,500	$6,590,777	$(204,783)	$(6,306,020)	$1,741,549
Conversion of preferred stock	4,123,750	4,124	(1,649,500)	(1,649,500)	1,645,376			-
Other comprehensive loss						(268,647)		(268,647)
Compensation expense for stock options					27,984			27,984
Net loss							(1,624,096)	(1,624,096)

BALANCES, DECEMBER 31, 2015	16,198,870	$16,199	-	$-	$8,264,137	$(473,430)	$(7,930,116)	$(123,210)

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

The Company invests in loans using investor funds, equity funds and funds generated from external borrowings including a line of credit facility from a related party.

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

Long term investments – Investments not readily marketable are recorded at cost when purchased. The investments in equity securities of privately held companies in which the Company holds less than 20% voting interest and on which the Company does not have the ability to exercise significant influence are accounted for using the cost method. Under the cost method, these investments are carried at the lower of cost or fair value, determined using Level 3 inputs. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the investment and (iv) the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Genesis Financial, Inc.

Notes to Financial Statements

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
Stock options	261,000	261,000
Convertible preferred stock	-	4,123,750
Convertible debt	625,000	625,000
Total possible dilution	886,000	5,009,750

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

New Accounting Pronouncements – Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers creates a new, principal-based revenue recognition framework that will affect nearly every revue-generating entity. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016. Management has not determined the effect, if any, this new standard will have on its financial statements.

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE

The Company's fair value of loans held for sale consisted of the following:

	December 31, 2015	December 31, 2014
Residential	$253,853	$319,733
Land	-	10,337
Commercial	240,037	281,330
Other	10,000	-
Total	$503,890	$611,400

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Beginning Balance	$611,400	$1,024,027
New loans	25,000	-
Principal payments	(13,036)	(23,735)
Sale of loans	(68,544)	(320 ,142)
Converted to REO	-	(3,125)
Converted to rental property	-	(85,534)
Fair value adjustments	(67,893)	-
Repossession expenses	16,964	19,909
Ending Balance	$503,890	$611,400

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 3- REAL ESTATE OWNED

The Company's fair value of REO consisted of the following:

	December 31, 2015	December 31, 2014
Land	$23,441	$40,382
Commercial	4,010	4,010
Total	$27,451	$44,392

The following table presents the change in balance sheet carrying values associated with REO for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Beginning Balance	$44,392	$392,885
Proceeds from sales of REO	(5,000)	(3,270)
Fair value adjustments	-	(271,575)
Net change in holding costs	(11,941)	(28,848)
Transferred from loans held for sale	-	3,125
Transferred to an LLC membership	-	(47,925)
Ending Balance	$27,451	$44,392

NOTE 4 — OTHER ASSETS

Long term investments:

Flyback Energy, Inc.:

On November 23, 2010, the Company closed the purchase of an equity interest in Flyback Energy, Inc., for $1,200,000.  The purchase was for $1,200,000 of Series “B” Preferred Stock and Common Stock Purchase Warrants from Flyback Energy, Inc., a closely held Washington corporation payable on an installment basis.  On April 25, 2011, the Company purchased 85,274 shares of Series “C” Preferred Stock for $50,000 which is convertible at $0.60 per share and bears a 5% dividend rate.

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

Genesis Financial, Inc. reduced the carrying value of its Flyback Energy common shares to $0.067 per share, or $212,619, and recorded an impairment change of $1,037,381based on the last known common share sale.  Flyback Energy, Inc. is still a development stage company being financed by outside sources of capital.  At this time, the Company is not assured of future financing capital and is subject to changing world conditions.

Digi Outdoor Media, Inc.:

In 2014, the Company loaned Placer Creek Mining Company (“Placer”) $150,000. The loan interest rate is 5.0% and the Company has an option to convert any or all of the amount due into an equity private placement of Placer. The Placer transaction is treated as a related party transaction. (see Note 11:Michael Lavigne)

On February, 24, 2015, the Company converted the note into 300,000 shares of common stock of Digi Outdoor Media, Inc. (“Digi”), the successor in interest to Placer. The Company determined that the fair value of the shares received on the conversion to be $150,000 based upon the note receivable balance of $150,000 because Digi is not publicly traded and has had no recent cash sale of its common stock. The fair value was determined using Level 2 inputs under the fair value hierarchy.

Digi Outdoor Media, Inc. is a startup company in the business of building and leasing outdoor advertising signs.

Genesis Financial, Inc.

Notes to Financial Statements

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

At December 31, 2015 the quoted market value of AWGI was $0.0036 per share, or $26,570, resulting in an unrealized loss of $268,648 for the year ended December 31, 2015. The investment is measured using Level 1 fair value inputs. Management has concluded that the unrealized loss is not other-than-temporary because the common stock price per share has only been less than the Company’s cost basis for a short period of time.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies for $225,000. In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. In 2014, the Company contributed its investment in one real estate owned property with a basis of $47,925 to a newly formed limited liability company in exchange for 31.95% interest in the new company. These companies are 100% controlled and managed by Genesis Finance Corporation and John Coghlan, related parties. (see Note 11)

The investments are accounted for using the equity method.  During the years ended December 31, 2015 and 2014, the Company recorded losses of $21,733 and $47,135, respectively, which represent its portion of the real estate company’s losses for the same periods. During the years ended December 31, 2015 and 2014, the Company advanced $43,261 and $51,880 for property taxes and interest owing on the underlying real estate owned by these limited liability companies. During the year ended December 31, 2014 the Company wrote down one limited liability company investment of $284,529 due to loan cost and other ongoing expenses.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, and is accounting for the company’s carrying value of $85,534 as a rental property. The property was subsequently leased on a three year lease agreement for $1500 per month. During the years ended December 31, 2015 and 2014, the Company recognized $18,000 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. The Company recorded depreciation of $2,143 and $2,590 for the year ended December 31, 2015 and 2014, respectively.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project").  Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. In 2015 the Company purchased two travel trailers for $30,000 from JC Housing, LLC, a related party (see Note 11). The Company recorded amortization of $20,642 and $29,243 for the years ended December 31, 2015 and 2014, respectively. The Company had 24 and 34 lots leased and had rental income of $54,515 and $64,160 for the years ended December 31, 2015 and 2014, respectively.

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

At December 31, 2015, the Company decided to adjust the carrying value of the property to a fair value estimated of $195,065, based on management’s estimate of discounted cash flows received from the property.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 5 — LINES OF CREDIT

GFI has renewed a $250,000 line of credit with Riverbank. At December 31, 2015 and 2014 the balance owing is $170,000 and $85,000, respectively. The line has a term of twelve months, and an origination fee of ½%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 30, 2015, the line of credit was extended to July 1, 2016 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $1,260,000 at December 31, 2015 and $1,280,000 at December 31, 2014. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made, the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. This waiver agreement is still in effect at December 31, 2015. (See 8-K filed February 8, 2016)

NOTE 6 — NOTES PAYABLE

Convertible Note Payable To Officer:

On December 15, 2010, the Company entered into a convertible note agreement for $250,000 with John R. Coghlan, a related party (see Note 11). The note accrues interest at eight (8%) percent per annum with interest and balance initially due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred stock. On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2016. (See 8-K filed February 8, 2016)

Note Payable:

In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is 9.5% until paid in full and monthly payments are $832. At December 31, 2015, the balance owing is $30,034.

NOTE 7 — SERIES B PREFERRED STOCK

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,290,000 shares of Series B Preferred Stock.  The designated Series B Preferred Stock consists of 2,290,000 shares with a par value $1.00; is non-dividend bearing, convertible to Common Stock at $.40 per share subject to any recapitalization. The holders of the Preferred Stock will be entitled to receive, prior and in preference to any Distributions of any assets of the Corporation to the holders of the Common Stock.  Each share of the Preferred Stock is convertible into two and one-half common stock shares at the option of the holder.  Each share of Series B Preferred Stock can automatically converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series B Preferred Stock holders.

On May 18, 2015, the Company by majority consent of Preferred Shareholder agreed to convert all of the outstanding share of Series B Preferred to common stock. On June 26, 2015, 1,649,500 shares of Series B Preferred were converted into 4,123,750 common shares.

As of December 31, 2015 no shares of Series B convertible Preferred stock are issued and outstanding, however 290,000 unissued shares of Series B Preferred stock remain a Company loan collateral obligation under the $250,000 Coghlan loan discussed in Note 6.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 8 - STOCK OPTIONS

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the Shareholders of the Company on May 2, 2002.  The plan allows for issuance of Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs).  The maximum number of shares that may be subject to option and exercised under the Plan is 1,300,000 shares.  The ISOs and NSOs expire 30 days after the recipient ceases to be an employee for the Company, or one year after the recipient’s death. No options are available for future grants under the plan.  No options were issued in 2014 or 2015.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2015 was $nil based on the Company’s closing stock price of $0.20 per common share at December 31, 2015.  Compensation expense relating to stock options granted was $27,984 and $27,984 during the years ended December 31, 2014 and 2015, respectively, and is classified as ‘office occupancy and other expenses’. Unrecognized compensation related to these options is $27,984 and will be recognized during 2016.

During the year ended December 31, 2014 500,000 options were exercised at an exercise price of $0.20 for proceeds of $100,000. The intrinsic value of the option exercised was $100,000 based on the closing price of the Company’s stock of $0.40 at the exercise date. No options were exercised during 2015.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2013	1,261,000	$0.28	2.9 years
Granted	-	-	-
Exercised	(500,000)	-	-
Expired	(500,000)	-	-
Outstanding at December 31, 2014 and 2015	261,000	$0.60	0.5 years
Exercisable at December 31, 2015	208,800	$0.60

NOTE 9 – INCOME TAX:

Components of the Company’s deferred income tax assets are as follows:

	December 31,
	2015	2014
Net operating loss carry forward	$ 1,593,000	$ 1,511,000
Fair value adjustment	997,000	970,000
Stock-based compensation	76,000	65,000
Reserves	17,000	27,000
PPE/Impairment	550,000	-
Deferred tax asset	3,233,000	2,573,000
Less valuation allowance	(3,233,000)	(2,573,000)
Net deferred tax asset	$ 0	$ 0

Tax Rate Reconciliation are as follows:

	2015		2014

Book income (loss) at statutory rate	$ (568,433)	-35.00%	$ (212,179)	-35.00%
Effect of state taxes	(64,964)	-4.00%	(30,311)	-5.00%
Prior year true up	(26,603)	-1.06%	(344,993)	-56.91%
Minor difference	-	0.00%	(12,516)	-2.06%
Increase in valuation allowance	660,000	40.64%	600,000	98.97%

	$ (0)	(0)	$ (0)	(0)

Genesis Financial, Inc.

Notes to Financial Statements

The deferred tax assets were calculated assuming a 39% tax rate at December 31, 2015 and December 31, 2014.

At December 31, 2015, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $4,400,000 expiring over the years 2028 through 2035. Because management does not believe it is more likely than not that the carry forward will be utilized, the related deferred tax asset has been fully reserved.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and have recognized that certain tax positions taken in the 2013 through 2015 years could result in adjustments to the fair value adjustments for tax purposes.  However, these adjustments would not result in a tax provision as they would result in revisions to the net operating loss carryforward amount.

Management has determined that the Company is subject to examination of income tax filings in the United States for the 2013 through 2015 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and lines of credit approximate fair value. The carrying values of the convertible note payable to officer and note payable approximate fair market value as it is based on market rates of interest. The fair value of the long-term investment at December 31, 2015 is approximately $363,000 based upon management’s estimate of the fair value of the common stock of the underlying investment.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2014
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$64,493	$64,493	$-	$-
Investment available for sale	295,217	295,217	-	-
Loans held for sale	611,400	-	-	611,400

	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$31,301	$31,301	$-	$-
Investment available for sale	26,570	26,570	-	-
Loans held for sale	503,890	-	-	503,890

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

Genesis Financial, Inc.

Notes to Financial Statements

Coghlan Family Corporation, Coghlan, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). JC Housing, LLC is owned 33.33% by John R. Coghlan and 33.33% by Clint Lohman. Mr. Lohman is a director of GFI. Genesis Financial Corporation is a company which is owned 100% by Michael Kirk, who is a director and officer of GFI. GFI provides accounting, office services and supplies, and office space for his services provided to Genesis Financial Corporation.  The services are valued at $1,500 per month. Genesis Finance Corporation and John R. Coghlan has managing agreement with the real estate limited liability companies.  Michael Lavigne is an officer and director of Placer Creek Mining Company. Mr. Lavigne is a director of GFI.

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the year ended December 31, 2014 and 2015.

John R. Coghlan

On June 30, 2015, John R. Coghlan personally guaranteed our Riverbank line of credit.

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

As of December 31, 2015, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement are stated in the operating agreement of each limited liability companies.

On April 30, 2014, John R. Coghlan exercised 250,000 common stock options at an option price of $0.20 per share.

In February 2016, John R. Coghlan converted his $250,000 note for 725,000 shares of common stock. (See 8-K filed February 8, 2016)

Coghlan Family Corporation “CFC”

There was no activity for the year ending December 31, 2015 and 2014.

In February 2016, Coghlan Family Corporation amended the Warehouse Line of Credit. (See 8-K filed February 8, 2016)

Coghlan, LLC

There was no activity for the years ending December 31, 2015 and 2014.

West 3773 Fifth, LLC

As of December 31, 2015, the Company continues a month-to-month tenancy with monthly rent of $1,250.

Genesis Finance Corporation “GFC”

For the year ended December 31, 2014, GFC purchased $73,907 interest in five loans held for sale by the Company. The Company recognized a loss of $3,616 on the sale.

As of December 31, 2015, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement are stated in the operating agreement of each limited liability companies.

Michael Lavigne, Director

For the year ended December 31, 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company.

During the year ended December 31, 2014, the Company loaned Placer Creek Mining Company $150,000.

Clint Lohman, Director

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2014 and 2015, or any interim periods.  We have not had any other changes in, nor have we had a disagreement, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2015, the Directors and Executive officers were as follows:

Name	Age	Position	Term of Office
John R. Coghlan	73	President, CEO, CFO, Chairman of the Board, Director	01/02/06-Present
Virginia Walters	42	Treasurer, Director	10/20/11-Present
Michael A. Kirk	64	Secretary, Director	01/24/02-Present
Clint Lohman	53	Director	10/22/13-Present
Michael Lavigne	57	Director	10/22/13-Present

As of December 31, 2015, GFI operated with three Executive Officers and a five member Board of Directors. The following are brief biographical descriptions of the current Executive Officers and Directors of GFI.

JOHN R. COGHLAN, President, Chief Executive Officer, Chief Financial Officer, Director and Chairman of the Board, age 73, became a Director on January 2, 2006. Mr. Coghlan is a retired C.P.A. Mr. Coghlan became responsible for the overall management of operations on January 1, 2010. Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, the Coghlan Family Corporation, a privately held family business that manages family investment accounts, has employed Mr. Coghlan.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grandchildren.

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

MICHAEL A. KIRK, Secretary and Director, age 64, will act in an advisory capacity to the Board of Directors.  He will oversee and be directly involved with buying, underwriting, and any real estate related transactions.  Mr. Kirk is a founder of GFI and has served as an officer and Director since inception in January, 2002.  Mr. Kirk will devote part time to the business.

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

VIRGINIA WALTERS, Treasurer and Director, age 42. For the past five years, Ms. Walters has been an employee of Genesis Financial. She has acted in a variety of roles, including, accounting manager and custodian of the corporate records. Her role has included assisting company president and board of directors in the preparation of internal reports relating to the company’s real estate loans investment business. Ms. Walter’s skills and attributes demonstrated in these positions over the past five years qualify her for promotion to the office of Treasurer and as a member of the board of directors.

CLINT LOHMAN, Director, age 53. Since 2000, Mr. Lohman has resided in Bozeman, Montana, where he owns and operates Rocky Mountain Gaming.  Moreover Mr. Lohman has ownership in several businesses represented within Eastern Montana and Western North Dakota.  Mr. Lohman has developed and maintains close relationships with farmers, business people and long-standing residents in the Williston Basin.  The combination of Mr. Lohman’s business expertise and relationships specific to the Williston Basin provides the Company with significant advantages in conducting business operations in Montana – North Dakota area.  Mr. Lohman attended and graduated from North Dakota College of Science.  Mr. Lohman's wide range of business skills and attributes qualify him as a member of our Company's board of directors.

MICHAEL LAVIGNE, Director, age 57. Mr. Lavigne has served as the CEO and a board member of Silver Verde May Mining Company, Inc. from December 2008 to the present. Silver Verde May, an exploration stage mining company located in Wallace, Idaho, holds a number of properties in Idaho, Utah and Wyoming. From August 2008, Mr. Lavigne served as a consultant for Golden Eagle Mining Company, which was acquired by Silver Verde May in December 2008. Mr. Lavigne also serves on the board of Mascot Mining which holds properties in Idaho and Montana.  Mr. Lavigne serves as a member of the board of directors of West Mountain Index Advisors, Inc.

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

Genesis Financial, Inc.

Notes to Financial Statements

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

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

Compensation expenses for 2014 and 2015 were $51,000, respectively.

The following table set forth the compensation information on executive officers Michael A. Kirk, John Coghlan and Virginia Walters for the fiscal years ending December 31, 2014 and 2015.

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Comp ($)	All Other Compensation ($)	Totals
Michael Kirk	2015	$ -0-	-0-	-0-	$7,830	-0-	$6,000	$13,830
Secretary	2014	$ -0-	-0-	-0-	$7,830	-0-	$6,000	$13,830
John Coghlan	2015	$ -0-	-0-	-0-	$7,830	-0-	-0-	$ 7,830
President	2014	$ -0-	-0-	-0-	$7,830	-0-	-0-	$ 7,830
Virginia Walters	2015	$51,000	-0-	-0-	$7,830	-0-	-0-	$58,830
Treasurer	2014	$51,000	-0-	-0-	$7,830	-0-	-0-	$58,830

(1) Represents vesting value of outstanding options during each fiscal year.

Genesis Financial, Inc.

Notes to Financial Statements

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

The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT December 31, 2015

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
John Coghlan, Chairman, CEO, CFO, President	65,250 (1)	-0-	$0.60/share	6/20/17
Virginia Walters, Treasurer	65,250 (1)	-0-	$0.60/share	6/20/17
Michael Kirk, Secretary	65,250 (1)	-0-	$0.60/share	6/20/17

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

Total outstanding option awards at the end of 2015 totaled 261,000.

Except as set forth above, there were no outstanding equity awards to any Executive Officer at the end of the fiscal year ended December 31, 2014 and 2015.

Director Compensation

There was no compensation to any Director during the fiscal year ended December 31, 2015.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.  The members of the Board of Directors performing these functions as of December 31, 2015, are Michael A. Kirk, John R. Coghlan, Virginia Walters, Clint Lohman and Michael Lavigne.

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

Audit Committee Financial Expert

John R. Coghlan, a former Certified Public Accountant, is the Company’s audit committee financial expert.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above. Applicable percentages are based upon 16,198,870 shares of common stock outstanding as of December 31, 2015, except as modified by Rule 13d-3(d)(1)(i). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2015.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a)  Security Ownership of Certain Beneficial Owners

Our stock ownership records do not indicate that the Company has any beneficial owners owing 5% or more of our securities, except for management as set forth below.

(b) Security Ownership of Management.

Common Stock

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class(3)
Common	Michael A. Kirk (2)	367,533 (4)	2.26%(8)
Common	John R. Coghlan (2)	7,074,416 (5)	41.92%(9)
Common	Virginia Walters (2)	82,200 (6)	0.51% (10)
Common	Clint Lohman (2)	867,762 (7)	5.36% (11)
Directors and Officers as Group		8,391,911	50.04%

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

(4)  Includes 52,200 option shares which represent the 80% vesting on 65,250 option shares.

(5)  Represents 3,719,476 owned by Coghlan Family Corporation, 475,040 owned by Coghlan, LLC, 13,000 owned by West 3773 Fifth, LLC, 2,189,700 owned by John R. Coghlan and a $250,000 convertible note convertible into 625,000 common stock equivalents.  Mr. Coghlan has voting control over Coghlan Family Corporation, Coghlan LLC, and West 3773 Fifth LLC, 52,200 vested common stock options.

(6) Includes 52,200 option shares which represent the 80% vesting on 65,250 option shares.

(7) Represent 867,762 shares common shares owned Mr. Lohman.

(8) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 52,200 to 16,198,870 common shares for the deemed outstanding total of 16,251,070.

(9) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 625,000 and 52,200 shares to 16,198,870 common shares for a deemed outstanding total of 16,876,070.

(10) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we added 52,200 to 16,198,870 common shares for the deemed outstanding total of 16,251,070.

(11) Pursuant to Rule 13d-3(d)(1)(i), ownership percentage calculation, we used 16,198,870 for the outstanding total.

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

JC Housing, LLC is owned 33.33% by John R. Coghlan and 33.33% by Clint Lohman. Mr. Lohman is a director of GFI. See Financial Statement footnote 11.

Genesis Financial Corporation is a company which is owned 100% by Michael Kirk, who is a director and officer of GFI.

Placer Creek Mining Company is an Idaho Corporation, which Michael Lavigne is President. Mr. Lavigne is a Director of GFI.  See Financial Statement footnote 11.

Genesis Financial, Inc. had the following related party transactions for the years ended December 31, 2015 and 2014.

Years Ended December 31, 2015 and 2014:

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

For the year ended December 31, 2014, Genesis Finance Corporation purchased $73,907 interest in five loans held for sale by the Company. The Company recognized a loss of $3,616 on the sale.

Genesis Financial, Inc.

Notes to Financial Statements

As of December 31, 2015, Genesis Finance Corporation continues a management agreement with the real estate limited liability companies. These agreement are state in the operating agreement of each company and may vary.

John R. Coghlan

On June 30, 2015, John R. Coghlan personally guaranteed our Riverbank line of credit.

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

As of December 31, 2015, the John R. Coghlan continues a managing agreement for the investment in real estate limited liability companies. The agreement are stated in the operating agreement of each limited liability companies.

On April 30, 2014, John R. Coghlan exercised 250,000 common stock options at an option price of $0.20 per share.

In February 2016, John R. Coghlan converted his $250,000 note for 725,000 shares of common stock. (See 8-K filed February 8, 2016)

Coghlan Family Corporation “CFC”

There was no activity for the year ended December 31, 2015 and 2014.

In February 2016, Coghlan Family Corporation amended the Warehouse Line of Credit. (See 8-K filed February 8, 2016)

Coghlan, LLC

There was no activity for the year ended December 31, 2015 and 2014.

West 3773 Fifth, LLC

As of December 31, 2015, the Company continues a month-to-month tenancy with monthly rent of $1,250.

Michael Lavigne

For the year ended December 31, 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company.

During the year ended December 31, 2014, the Company loaned Placer Creek Mining Company $150,000.

Clint Lohman

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

Director Independence

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though such definition does not currently apply to us, because we are not listed on NASDAQ.

Genesis Financial, Inc.

Notes to Financial Statements

ITEM 14.  Principal Accounting Fees and Services.

DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2015 and 2014.

The following table presents fees for professional audit services rendered by DeCoria, Maichel &Teague, P.S. for the audit or review of GFI’ financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2015	2014
Audit Fees	$ 32,400	$ 32,400
Audit Related	-
Tax Fees	-
All other Fees	-
Total Fees	$ 32,400	$ 32,400

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

18

Statements of Cash Flows

19

Statement of Changes in Stockholders’ Equity

20

Notes to Financial Statements

21-29

List all Exhibits Required by Item 601

Exhibit Number	Description	Location of Exhibit
3.1	Articles of Incorporation	SB-2 filed February 20, 2003
3.2	Amended and Restated Articles of Incorporation	SB-2 filed February 20, 2003
3.3	Articles of Amendment Creating Series A Cumulative Preferred Stock	SB-2 Amendment No. 3 filed July 3, 2003
3.4	Articles of Amendment Creating Series B Preferred Stock	8-K filed December 8, 2010
3.5	Bylaws	SB-2 filed February 20, 2003
3.6	Articles of Domestication	8-K filed February 16, 2016
10.1	Management and Loan Servicing Agreement with Genesis Holdings, Inc. dated April 6, 2004	10-K filed April 23, 2010
10.2	Management and Loan Servicing Agreement with Genesis Holdings II, Inc. dated July 15, 2008	10-K filed August 11, 2010
10.3	Promissory Note with American West Bank dated October 14, 2004	10-K filed April 23, 2010
10.4	Warehousing Line of Credit Promissory Note Agreement with Coghlan Family Corporation dated April 18, 2006	10-K filed April 23, 2010
10.5	Promissory Note with Riverbank dated June 29, 2009	10-K filed August 11, 2010
10.6	Form of Flyback Energy, Inc. Series B Preferred Stock Purchase Agreement including Stock Warrant	10-K filed April 13, 2012
10.7	Form of Flyback Energy, Inc. Amended and Restated Investor Rights Agreement	10-K filed April 13, 2012
10.8	Form of Promissory Note relating to Flyback Energy, Inc.	10-K filed April 13, 2012
10.9	Form of Purchase Agreement with AWG International, Inc. dba AWG International Water Corp	10-K filed April 13, 2012
10.10	Form of Common Stock Purchase Warrant AWG International, Inc. dba AWG International Water Corp	10-K filed April 13, 2012
10.11	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2010	10-K filed August 11, 2010
10.12	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2008	10-K filed August 11, 2010
10.13	Management and Servicing Agreement titled Corporate Restructuring Agreement with Genesis Financial Corporation dated December 27, 2008, effective January 1, 2009	10-K filed August 11, 2010
10.14	Form of $250,000 Convertible Note Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012
10.15	Form of $250,000 Convertible Note Subscription Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012
Form of $250,000 Convertible Note extension
10.16	Form of Security Agreement related to $250,000 Convertible Promissory Note Agreement with John R. Coghlan dated December 15, 2010	10-K filed April 13, 2012
Form of Options Granted
10.17	September 29, 2010 documentation regarding the assignment of certain properties and the business note to Coghlan Family Corporation	10-K filed April 13, 2012
10.18	First Amendment to Warehouse Line of Credit Promissory Note	10-K filed March 24, 2014
10.19	$50,000 Promissory Note with Placer Creek	10-K filed March 24, 2014
10.20	$100,000 Promissory Note with Placer Creek	10-K filed March 24, 2014
10.21	Amendment to Warehouse Line of Credit	8-K filed February 16, 2016
14	Code of Ethical Conduct	10-K filed April 23, 2010
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101

The following materials from Genesis Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders' Deficit, (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 21, 2016

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

Dated: March 21, 2016

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, CEO, CFO, Chairman of the Board of Directors

/s/ Michael Kirk

________________________

By: Michael Kirk

Title: Director

40