Form 10-Q
period 2016-03-31
GENESIS FINANCIAL INC
filed 2016-05-13
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2016

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

As of May 6, 2016 there were 17,023,870 shares of common stock issued and outstanding.

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

16

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4.  Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6.  Exhibits

17

SIGNATURES

18

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets
	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$73,199	$31,301
Interest and other receivables	74,514	70,909
Investments in real estate limited liability companies	267,206	270,303
Loans held for sale	403,761	503,890
Real estate owned	27,451	27,451
Total current assets	846,131	903,854
NON-CURRENT ASSETS:
Long-term investments	362,619	362,619
Investments - available for sale	13,285	26,570
Real estate leasehold interest, net of accumulated amortization of $55,046 and $49,885, respectively	219,904	225,065
Rental Property, net of accumulated depreciation of $5,267 and $4,733, respectively	79,193	79,729
Office equipment, net of accumulated depreciation of $6,246 and $5,905, respectively	1,686	2,027
Total non-current assets	676,687	696,010
Total assets	$1,522,818	$1,599,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$1,260,000	$1,260,000
Line of credit, bank	-	170,000
Note payable	29,658	30,034
Other current liabilities	6,646	13,040
Total current liabilities	1,296,304	1,473,074
LONG-TERM LIABILITIES:
Convertible note payable to officer	-	250,000
COMMITMENT AND CONTINGENCIES (Notes 6)	-	-
STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 authorized, 16,923,870 and 16,198,870 issued and outstanding, respectively	16,924	16,199
Additional paid-in capital	8,542,412	8,264,137
Accumulated deficit	(7,846,107)	(7,930,116)
Accumulated other comprehensive income (loss)	(486,715)	(473,430)
Total stockholders’ equity	226,514	(123,210)
Total liabilities and stockholders' equity	$1,522,818	$1,599,864

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended
	March 31,
	2016		2015
REVENUE:
Interest, processing fees and other income	$19,530		$19,214
Rental income	5,500		16,500
Total revenues	25,030		35,714

EXPENSES:
Loss (income) on investment in real estate LLC	(138,111)		(48)
(Gain) on sale of loan	(21,258)		-
Salaries	12,750		12,750
Interest expense, related party	2,155		5,041
Interest expense, other	1,536		1,875
Financing expense, related party	29,000		-
Depreciation	877		877
Amortization	5,161		5,161
Rental Property expense	2,109		9,122
Office occupancy and other	46,802		34,423
Total operating (income) expenses	(58,979)		69,201

NET INCOME (LOSS)	$84,009		$(33,487)

COMPREHENSIVE INCOME (LOSS):
Unrealized loss on available for sale securities	(13,285)		(147,608)

COMPREHENSIVE INCOME (LOSS)	$70,724		$(181,095)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$	(Nil)

WEIGHTED AVERAGE SHARES BASIC AND DILUTED	16,613,156		12,078,176

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	$(177,660)	$(24,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate limited liability company	389,934	-
Net cash provided by investing activities	389,934	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with affiliated company, net	-	(15,000)
Borrowings (repayment) from line of credit from bank, net	(170,000)	40,000
Payments on notes payable	(376)	(1,599)
Net cash provided (used) by financing activities	(170,376)	23,401

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,898	(1,056)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,301	64,493

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,199	$63,437

NONCASH INVESTING AND FINANCING TRANSACTIONS
Convertible note payable to officer converted to common stock	250,000	-
Preferred stock converted to common stock	-	10,000
Convertible note receivable settled with investment	-	150,000

See accompanying notes to financial statements.

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Genesis Financial, Inc. (“the Company” or “GFI”) was incorporated in Washington State on January 24, 2002 and on January 26, 2016 we moved our corporate domicile to the State of Wyoming.  The Company is primarily engaged in the business of purchasing and selling real estate receivable loans and periodically providing bridge capital funding.  Loans consist of real estate loans and mortgage notes collateralized by primarily first position liens on residential and commercial real estate.  The loans collateralized by real estate are typically non-conventional either because they are originated as a result of seller financing, or the underlying property is non-conventional.

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive such as when a net loss is present. The dilutive effect of options, convertible debt and convertible securities, in periods of future income, would be as follows as of March 31, 2015 and March 31, 2016;

	March 31,
	2016	2015
Stock options	261,000	261,000
Convertible preferred stock	-	4,098,750
Convertible debt	-	625,000
Total possible dilution	261,000	4,984,750

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE AND CONVERTIBLE NOTE:

The Company's fair value of loans held for sale and convertible notes consisted of the following:

	March 31, 2016	December 31, 2015
Residential	$151,788	$253,853
Other	10,000	10,000
Commercial	241,973	240,037
Loans held for sale - Total	$403,761	$503,890

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended March 31, 2016 and 2015:

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

	March 31,
	2016	2015
Beginning Balance	$503,890	$611,400
Principal payments received	(1,464)	(1,529)
Proceeds from sale of loans	(120,000)	-
Gain on sale of loan	21,258	-
Repossession expenses	77	(858)
Ending Balance	$403,761	$610,729

During the quarter ended March 31, 2016, the Company sold one loans with a basis of $98,742 for $120,000 in cash. A gain of $21,258 was recognized.

NOTE 3- REAL ESTATE OWNED:

The Company's REO consisted of the following:

	March 31, 2016	December 31, 2015
Land	$23,441	$23,441
Commercial	4,010	4,010
Total	$27,451	$27,451

NOTE 4 — OTHER ASSETS:

Long term investments:

Flyback Energy, Inc.:

In December 2015, the Company reduced the carrying value of its Flyback Energy common shares to $0.067 per share, or $212,619, and recorded an impairment change of $1,037,381 based on the last known common share sale.  Flyback Energy, Inc. is still a development stage company being financed by outside sources of capital.  At this time, Flyback is not assured of future financing capital and is subject to changing world conditions.

Digi Outdoor Media, Inc.:

In 2014, the Company loaned Placer Creek Mining Company (“Placer”) $150,000. The loan interest rate is 5.0% and the Company has an option to convert any or all of the amount due into an equity private placement of Placer. The Placer transaction is treated as a related party transaction. (See Note 8:Michael Lavigne)

On February 24, 2015, the Company converted the loan into 300,000 shares of common stock of Digi Outdoor Media, Inc. (“Digi”), the successor in interest to Placer. The Company determined that the fair value of the shares received on the conversion to be $150,000 based upon the loan balance of $150,000 because Digi is not publicly traded and has had no recent cash sale of its common stock. The fair value was determined using Level 2 inputs under the fair value hierarchy.

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

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

At March 31, 2016 the quoted market value of AWGI was $0.0018 per share, or $13,285, resulting in an unrealized loss of $13,285 for the quarter ended March 31, 2016. Total unrealized loss on AWGI is $486,715 as of March 31, 2016. The investment is measured using Level 1 fair value inputs. Management has concluded that the unrealized loss is not other-than-temporary because the common stock price per share has only been less than the Company’s cost basis for a short period of time.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies for $225,000. In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. In 2014, the Company contributed its investment in one real estate owned property with a basis of $47,925 to a newly formed limited liability company in exchange for 31.95% interest in the new company. These companies are 100% controlled and managed by Genesis Finance Corporation and John Coghlan, related parties. (See Note 8)

Investments are accounted for using the equity method.  During the quarters ended March 31, 2016 and 2015, the Company recorded (income) loss of $(138,111) and ($48), respectively. Losses generally represent our portion of this real estate company’s loss for the same period. During the quarter ended March 31, 2016 one limited liability company was sold for $399,934 resulting in a gain of $139,821.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, and is accounting for the company’s carrying value of $85,534 as a rental property. The property was subsequently leased on a three year lease agreement for $1,500 per month. During the quarter ended March 31, 2016 and 2015, the company recognized $4,500 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. The company recorded depreciation of $536 for the quarters ended March 31, 2016 and 2015.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project").  Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. In 2015 the Company purchased two travel trailers for $30,000 from JC Housing, LLC, a related party (see Note 8). The Company recorded amortization of $5,161 for the quarters ended March 31, 2016 and 2015, respectively. At March 31, 2016 and 2015, the Company had none and thirteen lots leased and had rental income for the three month ended March 31, 2016 and 2015 of $1,000 and $12,000, respectively.

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

At December 31, 2015, the Company decided to adjust the carrying value of the property to a fair value estimated of $195,065 (not including travel trailers), based on management’s estimate of discounted cash flows received from the property.

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

NOTE 5 — LINES OF CREDIT:

GFI has a $250,000 line of credit with Riverbank.  At March 31, 2016 and December 31, 2015 the balance owing is $0 and $170,000. The line has a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 30, 2015 the line of credit was extended to July 1, 2016 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC. At March 31, 2016 and December 31, 2015 the balance owing was $1,260,000. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. This waiver agreement is still in effect at March 31, 2016. (See 8-K filed February 8, 2016)

 NOTE 6 — NOTES PAYABLE:

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

On February 8, 2016, Mr. Coghlan elected to convert his note into shares of the Company’s common stock. The note was originally convertible into 250,000 shares of Series "B", or 625,000 shares of common stock equivalents, at the option of Mr. Coghlan. However, Mr. Coghlan agreed to accept 725,000 common shares in lieu of full payment. The 100,000 additional common shares represents a financing cost to the Company and as such, financing expense of $29,000 was recognized in the quarter ended March 31, 2016.

Note Payable:

In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is 9.5% until paid in full and monthly payments are $832. At March 31, 2016, the balance owing is $29,658.

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

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

On May 18, 2015, the Company by majority consent of Preferred Shareholder agreed to convert all of the outstanding shares of Series B Preferred to common stock. On June 26, 2015, 1,649,500 shares of Series B Preferred were converted into 4,123,750 common shares.

As of March 31, 2016 and December 31, 2015, no shares of Series B Preferred Stock are issued, outstanding or obligated.

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

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarters ended March 31, 2016 and year ended December 31, 2015.

John R. Coghlan

On June 30, 2015, John R. Coghlan personally guaranteed our Riverbank line of credit.

As of March 31, 2016, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement is stated in the operating agreement of each limited liability companies.

On February 8, 2016, John R. Coghlan converted his $250,000 note for 725,000 shares of common stock. (See Note 7)

Coghlan Family Corporation “CFC”

There was no activity for the year ending December 31, 2015.

In February 2016, Coghlan Family Corporation amended the Warehouse Line of Credit. (See Note 5)

Genesis Financial, Inc.

Notes to Consolidated Financial Statements

Coghlan, LLC

There was no activity for the years ending December 31, 2015 and quarter ended March 31, 2016.

JC Housing, LLC

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

West 3773 Fifth, LLC

As of March 31, 2016, the Company continues a month-to-month tenancy with monthly rent of $1,250.

Genesis Finance Corporation “GFC”

As of March 31, 2016, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement is stated in the operating agreement of each limited liability company.

Michael Lavigne, Director

For the year ended December 31, 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company. (See Note 4)

There was no activity for the quarter ended March 31, 2016.

Clint Lohman, Director

There was no activity for the quarter ended March 31, 2016.

NOTE 9— SUBSEQUENT ENVENT:

On April 12, 2016, the Company granted 100,000 restricted common stock shares to Virginia Walters, executive officer for services. The stock was valued at the bid price of the stock on April 12, 2016, the date of issuance which was $0.15 per share.

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

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2015.  The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2016 compared to quarter ended March 31, 2015.

Revenues

Total revenues for the quarter ending March 31, 2016 were $25,030 compared to $35,714 for the same quarter ending March 31, 2015.  The majority of the revenue for the quarter ended March 31, 2016 and 2015 was from interest, loan fee and rental income. For the quarter ended March 31, 2016 there was a significant decrease in rental income due to the decline in oil price that impacted our rental property in North Dakota.

Net income (loss) from operations was $84,009 and $(33,487), respectively, for the quarters ending March 31, 2016 and 2015.

Of the loans held for sale at March 31, 2016, loans held for sale with value of $393,664 were in payment default. We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended March 31, 2016 and 2015 were $59,553 and $56,295, respectively. G&A primarily consists of management and professional fees for legal and auditing, which can be found under Salaries and Office occupancy and other on the statement of operation.  The changes for the fiscal quarters ended March 31, 2016 and 2015 were $3,258 and $19,115, respectively.

Interest Expense

For the quarters ending March 31, 2016 and 2015, interest expense amounted to $3,691 and $6,916, respectively.

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

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with a variable interest rate equal to the prime index rate (as published in the Wall Street Journal), plus 1%.  The line of credit also includes a one-half percent origination fee. Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. On February 8, 2016 the maturity date was extended to December 31, 2016.

We consider the terms of the lines of credit to be acceptable. As of March 31, 2016 and December 31, 2015, the balances on the lines of credit were $1,260,000 and $1,430,000, respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016 and December 31, 2015, we had cash available of $73,199 and $31,301, respectively, and $250,000 and $80,000 were available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires July 1, 2016. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At March 31, 2016 the balance was $0.

At March 31, 2016, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $1,260,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. On February 8, 2016 the maturity date was extended to December 31, 2016.

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

For the quarters ending March 31, 2016 and 2015, our net cash flows from operating activities were ($177,660) and $(24,457), respectively. The reason for the decrease was the sale of a loans held for sale.

For the period ended March 31, 2016 and 2015 the cash flows used by investing activities was $389,934 and $-0-. The reason for the increase was the sale of a real estate limited liability company.

During these periods our net cash provided by (used by) financing activities was $(170,376) and $23,401, respectively.  The reason for the decrease for the period ended March 31, 2016 was the pay down of the Riverbank line of credit.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2016 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

On April 12, 2016, the Company granted 100,000 restricted common stock shares to Virginia Walters, a Named Executive Officer for services.  The shares were valued based on the bid price of the stock on April 12, 2016, the date of issuance which was $0.15 per share.

The securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.  This was a private transaction which did not involve a public offering.   Ms. Walters is  (i) deemed an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, (ii) is knowledgeable, sophisticated and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

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

Dated: May 12, 2016

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

18