Form 10-Q
period 2016-06-30
GENESIS FINANCIAL INC
filed 2016-07-25
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2016

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

As of July 19, 2016 there were 17,023,870 shares of common stock issued and outstanding.

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

16

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.  Defaults upon Senior Securities.

16

Item 4.  Mine Safety Disclosures.

16

Item 5.  Other Information.

16

Item 6.  Exhibits

16

SIGNATURES

17

PART 1 – FINANCIAL INFORMATION

 Item 1. Financial Statements

GENESIS FINANCIAL, INC. Condensed Balance Sheets
	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,322	$31,301
Interest and other receivables	68,583	70,909
Investments in real estate limited liability companies	100,889	270,303
Loans held for sale	331,612	503,890
Real estate owned	84,677	27,451
Total current assets	611,083	903,854
NON-CURRENT ASSETS:
Long-term investments	362,619	362,619
Investments - available for sale	-	26,570
Real estate leasehold interest, net of accumulated amortization of $60,206 and $49,885, respectively	214,744	225,065
Rental property, net of accumulated depreciation of $5,805 and $4,733, respectively	78,657	79,729
Office equipment, net of accumulated depreciation of $6,587 and $5,905, respectively	1,345	2,027
Total non-current assets	657,365	696,010
Total assets	$1,268,448	$1,599,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, related party	$950,000	$1,260,000
Line of credit, bank	-	170,000
Note payable	32,335	30,034
Other current liabilities	1,847	13,040
Total current liabilities	984,182	1,473,074
LONG-TERM LIABILITIES:
Convertible note payable to officer	-	250,000

COMMITMENT AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, none issued and outstanding, respectively	-	-
Common stock, $.001 par value; 100,000,000 authorized, 17,023,870 and 16,198,870 issued and outstanding, respectively	17,024	16,199
Additional paid-in capital	8,557,312	8,264,137
Accumulated deficit	(8,290,070)	(7,930,116)
Accumulated other comprehensive income (loss)	-	(473,430)
Total stockholders’ equity (deficit)	284,266	(123,210)
Total liabilities and stockholders' equity	$1,268,448	$1,599,864

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC. Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,

	2016		2015	2016	2015
REVENUE:
Interest, processing fees and other income	$3,323		$15,731	$22,853	$34,945
Rental income	5,028		26,450	10,528	42,950
Total revenues	8,351		42,181	33,381	77,895

EXPENSES:
Loss (income) on investment in real estate LLC	(131,625)		1,950	(269,735)	1,902
Realized loss on sale of available for sale security	497,787		-	497,787	-
(Gain) on sale of loan	-		-	(21,258)	-
Salaries	12,750		12,750	25,500	25,500
Interest expense, related party	-		5,041	2,155	10,082
Interest expense, other	833		2,372	2,369	4,247
Financing expense, related party	-		-	29,000	-
Depreciation	877		877	1,754	1,754
Amortization	5,160		5,160	10,321	10,321
Office occupancy and other	66,532		64,366	115,442	107,010
Total operating (income) expenses	452,314		92,516	393,335	160,816

NET LOSS	(443,963)		(50,335)	(359,954)	(82,921)

COMPREHENSIVE INCOME (LOSS):
Unrealized income (loss) on available for sale securities	(11,072)		73,804	(24,357)	(73,804)
Reclassification of unrealized loss on available for sale security sold	497,787		-	497,787	-
Total other comprehensive income (loss).	486,715		73,804	473,430	(73,804)
COMPREHENSIVE INCOME (LOSS)	$42,752		$23,469	$113,476	$(156,725)

BASIC AND DILUTED (LOSS) PER SHARE	$(0.03)	$	(Nil)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED	17,010,683		12,820,779	16,811,919	12,451,529

See accompanying notes to condensed financial statements

GENESIS FINANCIAL, INC. Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES	$(230,427)	$(68,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate limited liability company	389,934	(22,039)
Proceeds from sale of investment available for sale	2,213	-
Net cash provided (used) by investing activities	392,147	(22,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with related party, net	-	(20,000)
Borrowings (repayment) from line of credit from bank, net	(170,000)	130,000
Borrowings (repayment) of note payable	2,301	(3,266)
Net cash provided (used) by financing activities	(167,699)	106,734

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,979)	15,800
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,301	64,493
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,322	$80,293

NONCASH TRANSACTIONS
Preferred stock converted to common stock	$-	$1,649,500
Convertible note payable to officer converted to common stock	250,000	-
Convertible note receivable settled with long-term investment	-	150,000
Loans held for sale converted to REO or rental property	63,117	-
Investment in real estate limited liability company exchanged for reduction of line of credit with related party	300,000	-
Loan held for sale exchanged for reduction in line of credit with related party	$10,000	$-

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

Loans held for sale – Loans held for sale are initially recorded at the lower of cost or fair value.  Loans held for sale are re-measured at fair value on a recurring basis.   Fair value for these loans is determined by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower, then projecting the amount and timing of cash flows, including collateral liquidation if repayment weaknesses exist.  The Company considers any valuation inputs related to loans held for sale to be Level 3 inputs. Interest on loans held for sale is included in interest income during the period held for sale. Typically, the Company attempts to sell loans three to twelve months after acquisition. It is the policy of the Company not to hold any loans for investment purposes.

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

Income tax – Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.  The Company effective tax rate for 2016 is expected to be 0%.

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive such as when a net loss is present.  The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows for the six month ended June 30, 2016 and June 30, 2015:

	2016	2015
Stock options	261,000	261,000
Convertible debt	-	625,000
Total possible dilution	261,000	886,000

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	June 30, 2016	December 31, 2015
Residential	$147,446	$253,853
Commercial	184,166	240,037
Other	-	10,000
Loans held for sale - Total	$331,612	$503,890

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2016 and 2015:

	June 30,
	2016	2015
Beginning Balance	$503,890	$611,400
New loans	-	15,000
Principal payments received	(6,464)	(3,339)
Proceeds on sale of loans	(120,000)	-
Gain on sale of loans	21,258	-
Converted to REO	(63,117)	-
Exchanged for reduction in line of credit, related party	(10,000)	-
Repossession expenses	6,045	2,091
Ending Balance	$331,612	$625,152

Genesis Financial, Inc.

Notes to Financial Statements

During the six months ended June 30, 2016, the Company sold two loans with a basis of $103,742 for $125,000. The Company also exchanged one loan with a basis of $10,000 to a related party to reduce the line of credit by $10,000.

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	June 30, 2016	December 31, 2015
Land	$23,441	$23,441
Commercial	61,236	4,010
Total	$84,677	$27,451

The following table presents the change in balance sheet carrying values associated with REO for the six months ended June 30, 2016 and 2015:

	June 30,
	2016	2015
Beginning Balance	$27,451	$44,392
REO converted from loans held for sale	63,117	-
Net change in holding costs	(5,891)	-
Ending Balance	$84,677	$44,392

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

On May 19, 2016, by board action the Company sold its interest in Ambient Water Corporation to John R. Coghlan (see Note 8) for $.0003 per share, the fair value of the stock on the day of sale for proceeds of $2,213, resulting in a recognized loss of $497,787.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies. In 2013, the

Genesis Financial, Inc.

Notes to Financial Statements

Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. In 2014, the Company contributed its investment in one real estate owned property with a basis of $47,925 to a newly formed limited liability company in exchange for 31.95% interest in the new company. These companies are 100% controlled and managed by Genesis Finance Corporation and John Coghlan, related parties. (See Note 8)

Investments are accounted for using the equity method. During the three months ended June 30, 2016 and 2015, the Company recorded a (income) loss of ($131,625) and $1,950, respectively, and for the six months ended June 30, 2016 and 2015, the Company recorded a (income) loss of ($269,735) and $1,902, respectively. During the six months ended June 30, 2016 and 2015, the Company advanced $2,058 and $22,039 for property taxes and interest owing. During the quarter ended March 31, 2016, one limited liability companies was sold for $399,934, resulting in a gain of $139,821.

On May 18, 2016, by board action the Company exchanged its 9.1756% interest in Wenatchee Riverview, LLC to Coghlan Family Corporation “CFC” (see Note 8) for $300,000, resulting in a gain on sale of real estate limited liability company of $131,625. The transaction was made by reducing the balance payable to Coghlan Family Corporation’s revolving line of credit.  As required by the operating agreement of Wenatchee, LLC operating agreement the offer was shown to all other members to participate or bid higher for the interest.  No members made an offer and the Board of Directors of the Company approved the sale.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, the property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1,500 per month. During the three and six months ended June 30, 2016 and 2015 the Company recognized $4,500 and $9,000 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. The Company recorded depreciation of $536 and $1,072 for the three and six months ended June 30, 2016 and June 30, 2015.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project").  Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. In 2015 the Company purchased two travel trailers for $30,000 from JC Housing, LLC, a related party (see Note 8). For the three months ended June 30, 2016 and 2015, the Company recorded amortization of $5,161, respectively and had four and fourteen lots lease with rental income of $528 and $21,950, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded amortization of $10,321, respectively and had four and seventeen lots leased and had rental income of $1,528 and $39,950, respectively.

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

NOTE 5 — LINES OF CREDIT:

GFI has a $250,000 line of credit with Riverbank.  At June 30, 2016 and December 31, 2015 the balance owing is $0 and $170,000. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On June 9, 2016 the line of credit was extended to October 1, 2016 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC. At June 30, 2016 and December 31, 2015 the balance owing was $950,000 and $1,260,000. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate

Genesis Financial, Inc.

Notes to Financial Statements

to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. This waiver agreement is still in effect at June 30, 2016. (See 8-K filed February 8, 2016)

The Company by board action exchanged a loan held for sale with a basis of $10,000 and exchanged its 9.1756% interest in a limited liability company valued at $300,000 for a reduction in the line of credit of $310,000.

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

NOTE 7 — SERIES B PREFERRED STOCK

On May 18, 2015, the Company by majority consent of Preferred Shareholder agreed to convert all of the outstanding shares of Series B Preferred to common stock. On June 26, 2015, 1,649,500 shares of Series B Preferred were converted into 4,123,750 common shares.

As of June 30, 2016 and December 31, 2015, no shares of Series B Preferred Stock are issued, outstanding or obligated.

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

In addition to transactions described in Notes 2, 3, 4, 5 and 6, the Company had the following related party transactions for the quarter and six months ended June 30, 2016 and year ended December 31, 2015.

John R. Coghlan

On June 9, 2016 John R Coghlan personally guaranteed our Riverbank line of credit.

Genesis Financial, Inc.

Notes to Financial Statements

On May 19, 2016, by board action the Company sold 7,380,433 common shares of Ambient Water Corporation for $2,213 or $0.0003 per share the fair value on that date to John R Coghlan.

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

Coghlan Family Corporation “CFC”

On May 18, 2016, by board action the Company exchanged its 9.1756% interest in Wenatchee Riverview, LLC to CFC for a $300,000 reduction in the line of credit with CFC, a gain of $131,625 was realized.

On May 19, 2016, by board action the Company exchanged a loan held for sale for a $10,000 reduction in the line of credit with CFC.

In February 2016, Coghlan Family Corporation amended the Warehouse Line of Credit. (See Note 5)

There was no activity for the year ended December 31, 2015.

Coghlan, LLC

There was no activity for the years ended December 31, 2015 and for the six month ended June 30, 2016.

JC Housing, LLC

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

West 3773 Fifth, LLC

As of June 30, 2016, the Company continued a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Finance Corporation “GFC”

As of June 30, 2016, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement is stated in the operating agreement of each limited liability company.

Michael Lavigne, Director

There was no activity for the six month ended June 30, 2016.

For the year ended December 31, 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company. (See Note 4)

Clint Lohman, Director

There was no activity for the six months ended June 30, 2016.

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

PLAN OF OPERATIONS

Over the course of the next twelve months, we will continue to concentrate on resolving delinquencies and repossession situations, raising capital to acquire income producing real estate and, or operating business opportunities. We will continue to make new short term bridge loans in the real estate industry when capital is available.  We are not capitalized at a level that allows holding of significant amounts of loans and as a result, we will continue to work toward short term turnover.

We plan to reduce the number of loan purchase transactions. We intend to focus our efforts on real estate development lending transactions both as a lender or as a participant which we believe will improve our cash flow.

RESULTS OF OPERATIONS

Quarter ended June 30, 2016 compared to quarter ended June 30, 2015.

Revenues

Total revenues for the quarter ending June 30, 2016 were $8,351 compared to $42,181 for the same quarter ending June 30, 2015.  The majority of the revenue for the quarters ended June 30, 2016 and 2015 was from rental, interest and loan fee income. The decrease in revenue was the result of reduction of loans held for sale and rental income due to the decline in oil prices that impacted our rental property in North Dakota.

Net loss from operations was ($443,963) and ($50,335), respectively, for the quarters ending June 30, 2016 and 2015.  The increase was due to a realized loss on sale of available for sale security of $497,787 for the quarter ended June 30, 2016.

Of our total loan portfolio held for sale at June 30, 2016, $331,612 of carrying loan value or all were in payment default.  We believe the defaults and repossessions continue to be directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended June 30, 2016 and 2015, were $77,069 and $72,157, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2016 and 2015 were $4,912 and $18,785, respectively.

Interest Expense

For the quarters ending June 30, 2016 and 2015, interest expense amounted to $833 and $7,413, respectively. The reason for the reduction is the note being converted to stock and the pay down of the bank line of credit.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person. The Coghlan Family Corporation, an affiliated company, has waived current interest payments on its line of credit.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires October 1, 2016.

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

We consider the terms of the lines of credit to be acceptable. As of June 30, 2016 and December 31, 2015, the balances on the lines of credit were $950,000 and $1,430,000, respectively.  The Company exchanged its interest in a real estate limited liability company and a loan held for sale to the CFC to reduce its line of credit balance. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Six months ended June 30, 2015 compared to six months ended June 30, 2015.

Revenues

Total revenues for the six months ending June 30, 2016 were $33,381 compared to $77,895 for the same six months ending June 30, 2015.  The majority of the revenue for the six months ended June 30, 2016 and 2015 was from rental, interest and loan fee income. The decrease in revenue was the result of reduction of loans held for sale and rental income due to the decline in oil prices that impacted our rental property in North Dakota.

Net loss from operations was ($359,954) and ($82,921), respectively, for the six months ending June 30, 2016 and 2015. The increase was due to a realized loss on sale of available for sale security for $497,787 in 2016.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six months ended June 30, 2016 and 2015, were $117,473 and $126,478, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2016 and 2015 were $9,005 and $25,376, respectively.  The primary reason for the decrease for the quarter ended June 30, 2016 was the decrease in bad debt.

Interest Expense

For the six months ending June 30, 2016 and 2015, interest expense amounted to $4,524 and $14,329, respectively. The reason for the reduction is the note being converted to stock and the pay down of the bank line of credit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016 and December 31, 2015, we had cash available of $25,322 and $31,301, respectively, and $250,000 and $80,000 were available under our bank line of credit. During the first quarter the company had paid down the bank debt by $170,000. Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next several months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires October 1, 2016. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At June 30, 2016 the balance was $0.

At June 30, 2016, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $950,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. On February 8, 2016 the maturity date was extended to December 31, 2016.

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

For the quarters ending June 30, 2016 and 2015, our net cash flows used by operating activities were ($228,214) and ($68,895), respectively. The reason for the increase in 2016 compared to 2015 was the realized loss on available for sale security.

For the period ended June 30, 2016 and 2015 the cash flows used by investing activities was $392,147 and ($22,039). The reason for the increase in 2016 compared to 2015 was the sale of real estate limited liability company interests.

During these periods our net cash provided by (used by) financing activities was ($167,699) and $106,734, respectively.  The reason for the decrease for the period ended June 30, 2016 was the pay down of the Riverbank and the reduction of CFC line of credit.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2016 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 22, 2016

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

17