Form 10-Q
period 2016-09-30
GENESIS FINANCIAL INC
filed 2016-11-04
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2016

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

As of October 17, 2016 there were 17,135,295 shares of common stock issued and outstanding.

Genesis Financial, Inc.

Notes to Financial Statements

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.  Controls and Procedures.

17

PART II - OTHER INFORMATION

18

Item 1.  Legal Proceedings.

18

Item 1A.  Risk Factors

18

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

18

Item 3.  Defaults upon Senior Securities.

18

Item 4.  Mine Safety Disclosures.

18

Item 5.  Other Information.

18

Item 6.  Exhibits

18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$15,272	$31,301
Interest and other receivables	36,353	70,909
Investments in real estate limited liability companies	96,792	270,303
Loans held for sale	463,520	503,890
Real estate owned	25,391	27,451
Total current assets	637,328	903,854
NON-CURRENT ASSETS:
Long-term investments	362,619	362,619
Investments - available for sale	-	26,570
Real estate leasehold interest, net of accumulated amortization of $65,367 and $49,885, respectively	209,583	225,065
Rental property, net of accumulated depreciation of $6,341 and $4,733, respectively	123,121	79,729
Office equipment, net of accumulated depreciation of $6,928 and $5,905, respectively	1,004	2,027
Total non-current assets	696,327	696,010

Total assets	$1,333,655	$1,599,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, related party	$950,000	$1,260,000
Line of credit, bank	134,714	170,000
Note payable	30,758	30,034
Other current liabilities	953	13,040
Total current liabilities	1,116,425	1,473,074
LONG-TERM LIABILITIES
Convertible note payable to officer	-	250,000
COMMITMENT AND CONTINGENCIES (Note 6)	-	-
STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,290,000 authorized,
none issued and outstanding, respectively	-	-
Common stock, $.001 par value, 100,000,000 authorized,
17,135,295 and 16,198,870 issued and outstanding, respectively	17,135	16,199
Additional paid-in capital	8,589,331	8,264,137
Accumulated deficit	(8,389,236)	(7,930,116)
Accumulated other comprehensive (loss)	-	(473,430)
Total stockholders’ equity	217,230	(123,210)

Total liabilities and stockholders' equity	$1,333,655	$1,599,864

See accompanying notes to condensed financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

GENESIS FINANCIAL, INC. Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Month Ended September 30,		Nine Month Ended September 30,
	2016	2015	2016	2015
REVENUE:
Interest, processing fees and other income	$11,673	$13,694	$34,526	$48,639
Rental income	6,000	20,410	16,528	63,360
Net revenues	17,673	34,104	51,054	111,999

EXPENSES:
Fair value adjustment	44,761	67,893	44,761	67,893
Loss (income) on investment in real estate LLC	4,097	(813)	(265,638)	1,089
Loss on sale of available for sale security	-	-	497,787	-
(Gain) on sale of loan	-	-	(21,258)	-
Salaries	10,250	12,750	35,750	38,250
Interest expense, related party	6,142	5,041	8,297	15,123
Interest expense, other	83	3,269	2,452	7,517
Financing expense, related party	-	-	29,000	-
Depreciation	877	877	2,630	2,630
Amortization	5,161	5,161	15,482	15,482
Rental property expense	2,437	6,232	13,508	27,183
Office occupancy and other	43,032	39,176	147,404	125,236
Total operating expenses	116,839	139,587	510,175	300,403

NET LOSS	(99,166)	(105,482)	(459,120)	(188,403)

COMPREHESIVE INCOME (LOSS):
Unrealized loss on available for sale securities	-	-	(24,357)	(73,804)
Reclassification of unrealized loss on available for sale security	-	-	497,787
Total other comprehensive income (loss)	-	-	473,430	(73,804)

COMPREHESIVE INCOME (LOSS)	$(96,147)	$(105,482)	$14,310	$(262,207)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED	17,067,003	16,198,870	16,897,568	14,381,898

See accompanying notes to condensed financial statements.

Genesis Financial, Inc.

Notes to Financial Statements

GENESIS FINANCIAL, INC. Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES	$(373,614)	$(66,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate limited liability companies	389,934	(32,039)
Proceeds from sale of investment in available for sale security	2,213	-
Net cash provided (used) by investing activities	392,147	(32,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) of line of credit with related party, net	-	(20,000)
Borrowings (repayment) from line of credit from bank, net	(35,286)	144,887
(Repayment) of note payable	724	(4,943)
Net cash provided (used) by financing activities	(34,562)	119,944

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	(16,029)	20,972

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,301	64,493

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,272	$85,465

NONCASH TRANSACTIONS
Preferred stock converted to common stock	$-	$1,649,500
Convertible note payable to officer converted to common stock	250,000	-
Convertible note receivable settled with long term investment	-	150,000
Loans held for sale converted to REO	88,117	-
Investment in real estate limited liability company exchanged for reduction of line of credit with related party	300,000	-
Loans held for sale exchanged for reduction in line of credit with related party	10,000	-
REO converted to rental property	$69,761	$-

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

The financial statements of GFI, presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2016 and September 30, 2015.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2015 as filed with Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive such as when a net loss is present. The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of September 30, 2016 and September 30, 2015;

	September 30,
	2016	2015
Stock options	261,000	261,000
Convertible debt	-	625,000
Total possible dilution	261,000	886,000

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the reported results of operations or stockholders’ equity.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	September 30, 2016	December 31, 2015
Residential	$118,456	$253,853
Land	31,366	240,037
Commercial	313,698	10,000
Loans held for sale - Total	$463,520	$503,890

The following table presents a reconciliation of loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 and 2015:

	September 30,
	2016	2015
Beginning Balance	$503,890	$611,400
New loans	166,079	15,000
Principal payments received	(14,355)	(10,806)
Proceeds on sale of loans	(120,000)	(25,337)
Gain on sale of loans	21,258	-
Converted to rental property	(88,117)	-
Loan exchanged for reduction in line of credit, related party	(10,000)	-
Fair value adjustment	-	(67,893)
Repossession expenses	4,765	5,367
Ending Balance	$463,520	$527,731

During the nine months ended September 30, 2016, the Company funded two loans for $166,079, sold two loans with a basis of $103,742 for $125,000. The Company also exchanged one loan with a basis of $10,000 to a related party to reduce the line of credit by $10,000.

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	September 30, 2016	December 31, 2015
Residential	$7,710	$-
Land	16,382	23,441
Commercial	1,299	4,010
Total	$25,391	$27,451

The following table presents the change in balance sheet carrying values associated with REO for the nine months ended September 30, 2016 and 2015:

	September 30,
	2016	2015
Beginning Balance	$27,451	$44,392
REO transferred from loans held for sale	88,117	-
Proceeds from sales of REO	-	-
REO converted to rental property	(69,761)	-
Fair value adjustment	(20,000)	-
Net change in holding costs	(416)	-
Ending Balance	$25,391	$44,392

Genesis Financial, Inc.

Notes to Financial Statements

During the nine months ended September 30, 2016, the Company converted one REO to Rental property. We transferred two loan held for sale to REO for $88,117. The company also adjusted fair value on one REO totaling $(20,000).

NOTE 4 — OTHER ASSETS:

Long term investments:

Flyback Energy, Inc.:

In December 2015, the Company reduced the carrying value of its Flyback Energy common shares to $0.067 per share, or $212,619, and recorded an impairment change of $1,037,381 based on the last known common share sale. Flyback Energy, Inc. is a development stage company being financed by outside sources of capital.  At this time, Flyback is currently negotiating future financing capital.

The Company has accounted for the investment using the cost method.  At the time the impairment with the measurement of the loss was recognized in earnings.  Any recoveries to the impairment cannot be recognized and shall not be adjusted for subsequent recoveries in fair value.

Digi Outdoor Media, Inc.:

In 2014, the Company loaned Placer Creek Mining Company (“Placer”) $150,000. The loan bore interest at a rate of 5.0% and the Company had an option to convert any or all of the amount due into an equity private placement of Placer. The Placer transaction is treated as a related party transaction. (see Note 8:Michael Lavigne)

On February, 24, 2015, the Company converted the note into 300,000 shares of common stock of Digi Outdoor Media, Inc. (“Digi”), the successor in interest to Placer. The Company determined that the fair value of the shares received on the conversion to be $150,000 based upon the note receivable balance of $150,000 because Digi is not publicly traded. The fair value was determined using Level 2 inputs under the fair value hierarchy.

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

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies. In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. In 2014, the Company contributed its investment in one real estate owned property with a basis of $47,925 to a newly formed limited liability company in exchange for 31.95% interest in the new company. These companies are 100% controlled and managed by Genesis Finance Corporation and John Coghlan, related parties. (See Note 8)

Genesis Financial, Inc.

Notes to Financial Statements

Investments are accounted for using the equity method. During the three months ended September 30, 2016 and 2015, the Company recorded a (income) loss of $4,097 and ($813), respectively, and for the nine months ended September 30, 2016 and 2015, the Company recorded a (income) loss of ($265,638) and $1,089, respectively. During the nine months ended September 30, 2016 and 2015, the Company advanced $-0- and $22,039 for property taxes and interest owing. During the quarter ended March 31, 2016, one limited liability company was sold for $399,934, resulting in a gain of $139,821.

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

Rental Property:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, the property is being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1,500 per month. During the three and nine months ended September 30, 2016 and 2015, the Company recognized $4,500 and $13,500 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. Depreciation accrues at $179 per month. The Company recorded depreciation of $877 and $2,630 for the three and nine months ended September 30, 2016 and 2015.

In September 2016, the Company foreclosed on a loan previously held for sale in Lewiston, Idaho through the bankruptcy courts, the property is being operated as Emperor of Indian restaurant. The property was placed into real estate owned during the six month ended June 30, 2016. It was held at a net carrying value of $69,761. The restaurant was subsequently leased on a two year lease agreement for $1,200 per month with an option to purchase for $45,000. During the three month ended September 31, 2016 the company recognized $1,500 in rental income. Fair value of the property was determined to be $45,000 on the date of transfer based on appraisal and contract terms of the lease.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project").  Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. For the three months ended September 30, 2016 and 2015, the Company recorded amortization of $5,161, respectively and had four and fourteen lots leased with rental income of $-0- and $15,910, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded amortization of $15,482, respectively and had four and seventeen lots leased and had rental income of $1,528 and $49,860, respectively.

At December 31, 2015, the Company decided to adjust the carrying value of the property to a fair value estimated of $195,065 (not including travel trailers), based on management’s estimate of discounted cash flows received from the property.

NOTE 5 — LINES OF CREDIT:

GFI has a $250,000 line of credit with Riverbank.  At September 30, 2016 and December 31, 2015 the balance owing is $134,714 and $170,000. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On October 7, 2016 the line of credit was extended to December 1, 2016 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

Genesis Financial, Inc.

Notes to Financial Statements

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC. At September 30, 2016 and December 31, 2015 the balance owing was $950,000 and $1,260,000. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. (See 8-K filed February 8, 2016) Effective August 1, 2016, the company amended the Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee for the three months ended September 30, 2016. (See exhibit 10) Also 61,425 shares of the company common stock were issued for a value of $6,142 in interest for the three month ended   September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, no shares of Series B Preferred Stock are issued, outstanding or obligated.

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

Genesis Financial, Inc.

Notes to Financial Statements

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

In addition to transactions described in Notes 2, 3, 4, 5 and 6, the Company had the following related party transactions for the quarter and nine months ended September 30, 2016 and year ended December 31, 2015.

John R. Coghlan, Officer and Director

On October 7, 2016, John R. and Wendy Coghlan personally guaranteed our Riverbank line of credit.

On May 19, 2016, by board action the Company sold 7,380,433 common shares of Ambient Water Corporation for $2,213 or $0.0003 per share the fair value on that date to John R Coghlan.

As of September 30, 2016, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement is stated in the operating agreement of each limited liability companies.

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

For the year ended December 31, 2015, the Company purchased two travel trailer from JC Housing, LLC for $30,000.

Coghlan Family Corporation “CFC”

On September 30, 2016, CFC was issued 30,192 shares of common stock for a value of $3,019 in interest on the Warehouse Line of Credit.

On August 31, 2016, CFC was issued 31,233 shares of common stock for a value of $3,123 in interest on the Warehouse Line of Credit.

On August 1, 2016, CFC amended the Warehouse Line of Credit and 50,000 shares of common stock was issued. (See Note 5)

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

Coghlan, LLC

There was no activity for the years ended December 31, 2015 and for the quarter ended September 30, 2016.

JC Housing, LLC

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

Genesis Financial, Inc.

Notes to Financial Statements

West 3773 Fifth, LLC

As of September 30, 2016, the Company continued a month-to-month tenancy with 3773 West Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Finance Corporation “GFC”

As of September 30, 2016, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement is stated in the operating agreement of each limited liability company.

Michael Lavigne, Director

There was no activity for the nine months ended September 30, 2016.

For the year ended December 31, 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company (See Note 4).

 Clint Lohman, Director

There was no activity for the nine months ended September 30, 2016.

For the year ended December 31, 2015, the Company purchased two travel trailer from JC Housing, LLC for $30,000.

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

RESULTS OF OPERATIONS.

Quarter ended September 30, 2016 compared to quarter ended September 30, 2015.

Revenues

Total revenues for the quarter ending September 30, 2016 were $17,673 compared to $34,104 for the same quarter ending September 30, 2015.  The majority of the revenue for the quarters ended September 30, 2015 and 2016 was from rental, interest and loan fee income. The decrease in revenue was the result of reduction rental income due to the decline in oil prices that impacted our rental property in North Dakota.

Net loss from operations was ($99,166) and ($105,482), respectively, for the quarters ending September 30, 2016 and 2015. The decrease in net operating loss was due to the company reducing it regular expenses in the quarter ended September 30, 2016.

Genesis Financial, Inc.

Notes to Financial Statements

Of the loans held for sale at September 30, 2016, $302,622 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended September 30, 2016 and 2015 were $53,282 and $51,926, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended September 30, 2016 and 2015 were $1,356 and $13,464, respectively.  The primary reason for the increase in 2015 was due to bad debts and public company expenses.

Interest Expense

For the quarters ending September 30, 2016 and 2015, interest expense amounted to $6,225 and $8,310, respectively. The reduction is the result of converting a note to common stock.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person, now converted and the Coghlan Family Corporation, an affiliated company.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate 4.5%.  The line of credit also included a one-half percent origination fee.  The line of credit was extended to December 1, 2016. As of September 30, 2016 and December 31, 2015, the balances were $134,714 and $170,000, respectively.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company, with an interest rate of Four (4%) percent to be issued monthly in common stock. The line of credit also includes a 50,000 commons stock per year origination fee. On August 1, 2016 interest and commitment fees were amended and 50,000 shares of common stock issued for renewal fee. On August 31, 2016, 31,233 shares were issued and on September 30, 2016, 30,192 shares were issued for monthly interest.

We consider the terms of the lines of credit to be acceptable. As of September 30, 2016 and December 31, 2015, the balances on the lines of credit were $950,000 and $1,260,000, respectively.  Interest expense on the line of credit will fluctuate in future periods with inventory levels.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015.

Revenues

Total revenues for the nine months ending September 30, 2016 were $51,054 compared to $111,999 for the same period ending September 30, 2015.  The majority of the revenue for the nine months ended September 30, 2016 and 2015 was from rental, interest and loan fee income. The decrease in revenue was the result of reduction rental income due to the decline in oil prices that impacted our rental property in North Dakota.

Net loss from operations was ($459,120) and ($188,403), respectively, for the nine months ending September 30, 2016 and 2015. The increase was due to a realized loss on sale of available for sale security for $497,787 in 2016.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2016 and 2015 were $183,154 and $163,486, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the nine month ended September 30, 2016 and 2015 were $19,668 and $23,922, respectively.

Genesis Financial, Inc.

Notes to Financial Statements

Interest Expense

For the nine months ending September 30, 2016 and 2015, interest expense amounted to $8,322 and $22,640, respectively. The reason for the reduction is the note being converted to stock.

LIQUIDITY AND CAPITAL RESOURCES.

At September 30, 2016 and December 31, 2015, we had cash available of $15,272 and $31,301, respectively, and $115,286 and $80,000 were available under our bank line of credit. Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires December 1, 2016. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At September 30, 2016 the balance was $134,714.

At September 30, 2016, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $950,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. In February 2016 the maturity date was extended and on August 1, 2016, , the company amended the Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee for the three months ended September 30, 2016. (See exhibit 10) Also 61,425 shares of the company common stock were issued for a value of $6,142 in interest for the three month ended   September 30, 2016.

Our capital resources have been adequate to fund our operations at a reasonable level during the quarter covered by this Quarterly Report. We have paid close attention to our contract purchases and loans and maintained our funding requirements within our available resources. We receive interest and principal reductions (typically monthly) on contracts and loans which we hold in inventory.  We would require an increase in our capital base to grow the company, and become profitable.

For the quarters ending September 30, 2016 and 2015, our net cash flows provided by (used by) operating activities were ($373,614) and ($66,933), respectively. The reason for the decrease was the realized loss on available for sale security.

For the period ended September 30, 2016 and 2015 the cash flows used by investing activities was $392,147 and ($32,039), respectively. The reason for the increase in 2016 compared to 2015 was the sale of real estate limited liability company interest.

During these periods our net cash provided by (used by) financing activities was ($34,562) and $119,944, respectively.  The reason for the increase for the period ended September 30, 2016 were advances on the Riverbank line of credit.

The Company’s principal sources of cash are from interest, loan fees, rental income, related party loans, unaffiliated party loans, funding agreements and common stock private placements. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations, and the need for additional funds to finance ongoing acquisitions of seller financed real estate receivables and originations of commercial real estate hard money loans, and the expense of the litigating of delinquent contracts and loans, and the maintenance and resale costs of repossessed properties.

Genesis Financial, Inc.

Notes to Financial Statements

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2016 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Genesis Financial, Inc.

Notes to Financial Statements

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

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)

Exhibits

Exhibit No.	Description

10.1	Amendment to Warehouse Line of Credit Promissory Note dated August 1, 2016

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

Genesis Financial, Inc.

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2016

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

19