Form 10-K
period 2016-12-31
GENESIS FINANCIAL INC
filed 2017-03-15
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2016

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price of such common equity of the registrant’s common stock on the Over the Counter QB was $1,741,432. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2016, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2017 there were 17,241,430 common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2016

TABLE OF CONTENTS

PART I

3

ITEM 1.  Business.

3

ITEM 1A.  Risk Factors

8

ITEM 1B.  Unresolved Staff Comments

8

ITEM 2.  Properties

8

ITEM 3.  Legal Proceedings

9

ITEM 4.  Mine Safety Disclosures

9

PART II

9

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

9

ITEM 6.  Selected Financial Data

9

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

34

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

35

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

In the latter part of 2008, national economic conditions made any real estate lending very precarious, forcing the Company to evaluate its business plan. Real estate loans again became our primary target.  GFI has been forced to focus its business towards more commercial real estate lending.

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

Since January 1, 2011 the Company has operated with one part time paid employee and outsourcing the portfolio management in exchange for office expenses incurred by Genesis Finance Corporation.

INVESTMENT POLICIES. We purchase seller financed real estate loans, originate commercial real estate loans, and pursue other forms of cash flow instruments that make sense.  The real estate loans that we purchase are primarily in the sub-prime market, and may be secured by residential property, commercial property, and/or unimproved land. We will look at each individual loan as a unique opportunity. The principal balance of loans or interests in loans that we purchase is generally discounted to provide us with a target return of 12 – 15% interest per annum or more and will be secured by real properties. We will evaluate the adequacy of the underlying real property value which will serve as collateral for our purchase on a case by case basis.

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

In regard to our commercial lending, GFI focused on "hard money lending" which was typically a short term loan collateralized with non-conforming types of real property with a borrower who may have a compromised credit rating.  GFI followed two general underwriting principles in its "hard money" lending, (1) only make a loan if you want to own the collateral and (2) never lend an amount of money which might exceed the price you would be willing to pay for the collateral as a purchaser. Hard money loans are normally equity based, not credit based.  GFI originally targeted a 50% maximum loan-to-value ratio.

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

MARKET ANALYSIS. The hard money market was quite strong in 2004, at the time of the Company’s increased focus in making these loans, and continued that way throughout 2006.  Frequent foreclosure litigation and collateral repossessions are an expected part of the hard money industry, in contrast to the conventional markets. With the exception of those few transactions with unusual circumstances affecting the outcome, most problem loans were eventual settled and the Company experienced a loss.

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

Genesis Financial, Inc. reduced the carrying value of its Flyback Energy common shares to $0.067 per share, the last known arm’s length common share sale.  Flyback Energy, Inc. is still a development stage company being financed by outside sources of capital.  At this time, we believe the Flyback has some financing capital to develop certain defined products.

Ambient Water Corporation (Formerly AWG International Water Corp.):

The Ambient Water Corporation is located in Spokane, Washington. In 2010 and 2011, the Company purchased a total of 7,380,433 common shares of the Ambient Water Corporation common stock for $500,000, at that time the purchase represented approximately 10% of the total outstanding shares.

Ambient's dilutionary stock issuances associated with its debt financing activities have decreased the percentage of Genesis Financial's stock ownership to less than one percent of Ambient's total issued and outstanding common stock. Due to broker deposit clearing restrictions the Genesis Financial, Inc. ownership is not liquid.

On May 19, 2016, by board action, the Company sold its interest in Ambient Water Corporation to John R. Coghlan (see Note 11) for $0.0003 per share, the fair value of the stock on the day of sale, $2,213, resulting in a recognized loss of $497,787.

Rental Properties:

At the end of 2013, the Company foreclosed a $85,534 loan held for sale in Lebanon, Oregon through the bankruptcy courts, the property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1500 per month, with the tenant paying all utilities and insurance. During the years ended December 31, 2015 and 2016, the company recognized $18,000 per year in rental income. This is a commercial building being depreciated over thirty-nine (39) years. Depreciation accrues at $179 per month. The company recorded depreciation of $2,143 for the years ended December 31, 2015 and 2016.

In September 2016, the Company foreclosed on a loan previously held for sale in Lewiston, Idaho through the bankruptcy courts, the property is being operated as Emperor of Indian restaurant. The property was placed into real estate owned during the six month ended June 30, 2016. It was held at a net carrying value of $69,761. The restaurant was subsequently leased on a two year lease agreement for $1,200 per month with an option to purchase for $45,000. During the year ended December 31, 2016 the company recognized $2,175 in rental income. Fair value of the property was determined to be $45,000 on the date of transfer based on appraisal and contract terms of the lease. This is a commercial building being depreciated over thirty-nine (39) years. The Company recorded depreciation of $692 for the year ended December 31, 2016.

Real Estate Leasehold Interest:

Halliday, North Dakota: During 2013 the Company completed the acquisition of a real property leasehold interest that consists of approximately 63 acres in the city of Halliday, North Dakota.  The lease term is fifteen (15) years and commenced on September 15, 2012.  The Company has an option to renew the lease for an additional 15 year term. Presently, the property consists of fifty (50) residential type lots.  The monthly rent on the lease is Fifty ($50.00) Dollars for each occupied and rented trailer, cabin or lot.  The Company is obligated to pay any and all real and personal property taxes, general taxes, special assessments and other charges levied against the property and its improvements. During the lease term, the Company will own title to all of the improvements and personal property.  At the expiration of the lease or termination, all improvements and personal property located on the premises will revert to the Lessors.

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

In January 2016 Tioga, LLC was sold for $399,934 resulting in a gain of $139,821 and on May 18, 2016, by board resolution exchanged the interest in Wenatchee Riverview, LLC to Coghlan Family Corporation for a $300,000 reduction in the line with the Coghlan Family Corporation, resulting in a $131,417 gain on the exchange.

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

EMPLOYEES

As of December 31, 2016 the Company had one part-time employee Virginia Walters.

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

The majority of the properties owned by GFI were acquired through foreclosure of various loans in our loan portfolio.  As of December 31, 2016, our REO properties have a total net carrying value of $17,681 and Rental properties of $122,585.  The following table summarizes our REO properties:

Description	Location	Date Acquired	Units/Acres
One (1) lot and % RV park with clubhouse	Cusick, WA	2008	1 RV lot and 1.36% of RV park
Commercial Building	Lebanon, OR	2013	Commercial building and lot
Commercial Building	Lewiston, ID	2016	Commercial Building and lot

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

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Markets QB under the stock symbol GNFL.  The following table sets forth the high and low bid prices of our common stock for the quarters ending December 31, 2016 and 2015 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2016	High	Low
March 31	$0.29	$0.13
June 30	$0.20	$0.15
September 30	$0.1501	$0.10
December 31	$0.18	$0.18

Fiscal 2015	High	Low
March 31	$0.21	$0.15
June 30	$0.26	$0.15
September 30	$0.22	$0.15
December 31	$0.20	$0.1105

(a)  Holders

As of December 31, 2016 our company had approximately 133 shareholders of record of its common stock holding 17,200,653 common shares.

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

(c)   Recent Sales of Unregistered Securities.

None.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Effective November 21, 2016, all outstanding options were cancelled by written agreement of all optionors.

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

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2015 compared to year ended December 31, 2016.

During the years ended December 31, 2015 and 2016, the Company recognized revenues of $181,645 and $87,023, respectively, comprised of interest, processing fees, rental income and other revenues. The decrease in 2016 was due to decreased rental and interest income.

Revenues were not sufficient to support our operations.  Net loss from operations for the years ended December 31, 2015 and 2016 were ($1,624,096) and ($660,031), respectively.  The primary reasons for the losses were on the sale of available for sale securities, fair value adjustments, noncash interest expense, and legal and auditing expenses related to public company reporting requirements.

At December 31, 2015 and 2016, loans held for sale totaled $503,890 and $347,755, respectively. The decrease in 2016 was due to loans being paid in full and fair value adjustments.

Of the loans held for sale at December 31, 2015 and 2016, 98% and 52% of loans, respectively, were in default.  The default loan balance values were $489,411, at December 31, 2015 and $180,912, at December 31, 2016. At December 31, 2016 one of the six loans in default is the subject of a judicial proceeding where the Company seeks to foreclose upon the real property securing the defaulted loans.

At December 31, 2015 and 2016, real estate owned (REO) totaled $27,451 and $14,999, respectively.  The decrease in REO is the result of the sale of one of the REO properties and fair value adjustments. These properties were listed for sale with a real estate broker.

In 2016 we foreclosed one commercial property and subsequently leased it on a two-year lease at $1,200 per month with granting the lessee an option to purchase the premises for $45,000. In 2015 we did not complete any loan foreclosures.

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

General and Administrative Expenses

General and administrative expenses (“G&A”) for fiscal years ended December 31, 2015 and 2016 were $209,803 and $228,912, respectively. G&A primarily consists of executive compensation, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2015 and 2016 were $29,907 and $19,109, respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2015	$ 29,907	Increase due to Insurance and Public Company expense
2016	$ 19,109	Increase due to Insurance and Public Company expense

Interest Expense

For the years December 31, 2015 and 2016, interest expense amounted to $32,046 and $26,547, respectively. The reason for the decrease in interest expense is due to conversion of a convertible note into common stock.

Interest expense was associated with our lines of credit with (1) RiverBank, an unaffiliated lender, (2) our line of credit with Coghlan Family Corporation, a related party and (3) a convertible note payable to John R. Coghlan, a director and executive officer.

Loan Portfolio Composition

For the years ended December 31, 2012 through 2016, the loan portfolio of purchased, sold and originated is as follows.

Table No. 3

Loan Types Purchased, Sold and Originated

2012
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	1	$30,000
Purchased	13	$562,816	4	$412,514	2	$113,300	-	$0
Sold	2	$18,344	2	$183,361	-	$0	2	$42,495

2013
		Residential		Commercial		Land		Other
Originated	-	$0	1	$100,000	1	$10,400	2	$378,857
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	2	$52,221	1	$288,368	-	$0	3	$408,857

2014
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	-	$0
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	2	$31,205	3	$239,437	4	$50,278	-	$0

2015
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	1	$15,000	1	$10,000
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	1	$43,725	-	$0	2	$25,337	-	$0

2016
		Residential		Commercial		Land		Other
Originated	1	$40,000	-	$0	-	$0	1	$31,366
Purchased	-	$0	1	$134,714	-	$0	-	$0
Sold	2	$55,251	-	$0	-	$0	-	$0

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

At December 31, 2015 and December 31, 2016, we had cash available of $31,301 and $10,639, respectively, and $80,000 and $70,000, respectively was available under our bank line of credit for the same periods.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

GFI is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an variable interest rate of 4.75%. The line of credit also included a one-half percent origination fee.  The line of credit expires December 1, 2017, is payable on demand and is personally guaranteed by John and Wendy Coghlan.

At December 31, 2016, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation (“CFC”) with a balance of $950,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. Originally, the interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets but is subordinate to the RiverBank line of credit loan agreement. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. (See 8-K filed February 8, 2016)  Effective August 1, 2016, the company amended the Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee. (See exhibit 10)

The Company, by board action, exchanged a loan held for sale with a basis of $10,000 and exchanged its 9.1756% interest in a limited liability company valued at $300,000 for a reduction in the line of credit of $310,000.

Our capital resources have been adequate to fund our operations at a reasonable level during the year ended December 31, 2016 covered by this Annual Report.  We have paid close attention to our loan portfolio and maintained our funding requirements within our available resources. We receive interest and principal reductions (typically monthly) on loans which we hold in inventory.  We would require an increase in our capital base and an improvement in the real estate markets in order to increase revenue and create profitability.

For the years ending December 31, 2015 and 2016, our net cash flows used by operating activities were $16,924 and $167,827, respectively.  The reason for decrease for the year ended December 31, 2016 was the sale of Limited Liability Company.

For the years ending December 31, 2015 and 2016, our net cash provided by financing activities was $56,993 and $8,351, respectively.  The reason for the decrease for the period ended December 31, 2016 resulted from paying down our line of credit with affiliate.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2015 and 2016, the total combined balances on the lines of credit were and $1,430,000 and $1,130,000, respectively. Interest expense on the lines of credit will fluctuate in future periods with loan reductions. The changes for the lines of credit for the years December 31, 2015 and 2016, were $65,000 and ($300,000), respectively.

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan. The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred Stock for every $1.00 Dollar outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 290,000 shares of the Company’s Series “B” Preferred Stock. The beneficial conversion feature was based upon the difference between the fair value of the preferred stock into which the note is convertible at the date of issue ($378,750) less the face value of the note ($250,000). The fair value of the preferred stock at the date of issue was calculated based upon the fair value of the shares of common stock (2.5 shares of common stock for each single share of preferred stock or 625,000 shares) into which the preferred stock was convertible at the date of issue. On February 8, 2016, Mr. Coghlan elected to convert his note into shares of the Company’s common stock. The note was originally convertible into 250,000 shares of Series "B", or 625,000 shares of common stock equivalents, at the option of Mr. Coghlan. However, Mr. Coghlan agreed to accept 725,000 common shares in lieu of full payment. The 100,000 additional common shares represents a financing cost to the Company and as such, financing expense of $29,000 was recognized. (See 8-K filed February 8, 2016)

As discussed in detail in Item 13 concerning related party transactions, we entered into a variety of business transactions with John R. Coghlan, Coghlan Family Corporation, Coghlan, LLC, West 3773 Fifth, LLC and Genesis Finance Corporation.  These related party transactions served two distinct and different cash generating business purposes.  As a part of the Company's operations, it sells loans from time to time to investors.  Historically, Coghlan, LLC and Coghlan Family Corporation have acted as investors by purchasing loans from the Company.  We believe that these loan sale transactions have been and will be offered to other investors in arms-length type transactions.  Generally, all transactions between the Company and John Coghlan related parties represent transactions designed to generate liquidity for the Company's business operations including note payments to Riverbank.  In the case of these Coghlan related transactions, Michael Kirk is solely responsible for setting the transaction values.

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

The following table presents cash flow data for the periods indicated.

CASH FLOW DATA:	2015	2016
Net cash used by operating activities	$(16,924)	$(167,827)
Net cash provided by (used in) investing activities	$(73,261)	$138,814
Net cash provided by (used in) financing activities	$56,993	$8,351

The primary reasons for the changes in cash provided by (used in) operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2015	$ (440,457)	Increase in fair value adjustments
2016	$ (150,903)	Impairment of available for sale security and loss on real estate limited liability company

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2015	$ (128,619)	Fewer net purchases and capital contributions in limited liability company.
2016	$ 212,075	Sale or transfer of our interest in limited liability companies.

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2015	$ 266,651	Increase in credit line borrowing
2016	$ 48,642	Decrease in credit line borrowing

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

ITEM 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Genesis Financial, Inc.

We have audited the accompanying balance sheets of Genesis Financial, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Financial, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 3, 2017

GENESIS FINANCIAL, INC.
Balance Sheets
	December 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,639	$31,301
Interest and other receivables	16,748	70,909
Investments in real estate limited liability companies	104,940	270,303
Loans held for sale	347,755	503,890
Real estate owned	14,999	27,451
Total current assets	495,081	903,854

NON-CURRENT ASSETS:
Long-term investment	362,619	362,619
Available for sale security	-	26,570
Real estate leasehold interest, net of accumulated amortization of $70,527 and $49,885, respectively	204,423	225,065
Rental property, net of accumulated depreciation of $7,568 and $4,733, respectively	121,895	79,729
Office equipment, net of accumulated depreciation of $ 6,865 and $5,905, respectively	1,067	2,027
Total non-current assets	690,004	696,010

Total assets	$1,185,085	$1,599,864

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Line of credit, affiliated company	$950,000	$1,260,000
Line of credit, bank	180,000	170,000
Note payable	28,385	30,034
Other current liabilities	1,115	13,040
Total current liabilities	1,159,500	1,473,074

LONG-TERM LIABILITIES:
Convertible note payable to officer	-	250,000

COMMITMENT AND CONTINGENCIES (Notes 5 and 6)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized and none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 authorized, 17,200,653 and 16,198,870 issued and outstanding, respectively	17,201	16,199
Additional paid-in capital	8,598,531	8,264,137
Accumulated deficit	(8,590,147)	(7,930,116)
Accumulated other comprehensive loss	-	(473,430)
Total stockholders’ equity (deficit)	25,585	(123,210)
Total liabilities and stockholders' equity (deficit)	$1,185,085	$1,599,864

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations and Other Comprehensive Income (Loss)

	December 31,
	2016	2015
REVENUE:
Interest (net of write-offs), processing fees and other income	$59,523	$109,130
Rental income	27,500	72,515
Total revenues	87,023	181,645

OPERATING EXPENSES:
Fair value adjustments	168,940	67,893
Loss on impairment of real estate leasehold interest	-	374,300
Loss on impairment of long term investment	-	1,037,381
Loan losses	42,893	22,123
Loss (gain) on real estate limited liability corporations	(271,238)	21,733
Loss on sale of available for sale security	497,787	-
Salaries	44,750	51,000
Interest expense and fees, related party	22,563	20,164
Interest expense, other	3,984	11,882
Financing expense, related party	29,000	-
Depreciation	3,795	3,507
Amortization of rental property	20,642	20,642
Rental property expense	24,213	40,462
Office occupancy and other	159,725	134,654
Total operating expenses	747,054	1,805,741

NET LOSS	(660,031)	(1,624,096)

OTHER COMPREHENSIVE INCOME (LOSS):
Reclassification of unrealized loss on available for sale security	$497,787	$-
Unrealized loss on available for sale security	(24,357)	(268,647)
Total comprehensive income (loss)	473,430	(268,647)

COMPREHENSIVE INCOME (LOSS)	$(186,602)	$(1,892,743)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.11)

WEIGHTED AVERAGE SHARE OUTSTANDING BASIC AND DILUTED	16,963,350	14,160,928

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(660,031)	$(1,624,096)
Noncash items included in net loss:
Fair value adjustments	168,940	67,893
Loss on impairment of real estate leasehold interest	-	374,300
Loss on impairment of long term investments	-	1,037,381
Write-off of interest and other receivables	21,506	-
Financing expense, related party	29,000	-
Depreciation and amortization	24,437	24,149
Common stock issued for note interest and fees	20,408	-
Stock based compensation	35,988	27,984
Loss (gain) on sale of real estate limited liability companies	(271,238)	21,733
Loss on sale of available for sale security	497,787	-
Changes in assets and liabilities:
Interest and other receivables	32,655	2,836
Loans held for sale	(42,893)	39,619
Real estate owned	(12,461)	18,012
Other current liabilities	(11,925)	(6,735)
Net cash used in operating activities	(167,827)	(16,924)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate limited liability company	(37,626)	(43,261)
Proceeds from sale of real estate limited liability companies	174,227
Acquisition of equipment for real estate leasehold interest	-	(30,000)
Proceeds from sale of available for sale security	2,213	-
Net cash provided (used) by investing activities	138,814	(73,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment line of credit with affiliated company, net	-	(20,000)
Borrowings from line of credit from bank, net	10,000	85,000
Repayment of note payable	(1,649)	(8,007)
Net cash provided by financing activities	8,351	56,993
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(20,662)	(33,192)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,301	64,493
CASH AND CASH EQUIVALENT, END OF YEAR	$10,639	$31,301
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid in cash	$6,805	$31,077
NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible note payable to officer converted to common stock	$250,000	$-
Loans held for sale converted to REO	62,770	-
Conversion of preferred stock to common stock	-	1,649,500
Convertible note receivable settled with long term investment	-	150,000
Investment in real estate limited liability company exchanged for reduction of line of credit with affiliated company	300,000	-
Loans held for sale exchanged for reduction in line of credit with affiliated company	10,000	-
REO converted to rental property	45,000	-

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2015 and 2016
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated other comprehensive income (loss)	Accumulated
	Shares	Amount	Shares	Amount	Capital		(Deficit)	Total
BALANCES, DECEMBER 31, 2014	12,075,120	$12,075	1,649,500	$1,649,500	$6,590,777	$(204,783)	$(6,306,020)	$1,741,549
Conversion of preferred stock	4,123,750	4,124	(1,649,500)	(1,649,500)	1,645,376			-
Other comprehensive loss						(268,647)		(268,647)
Compensation expense for stock options					27,984			27,984
Net loss							(1,624,096)	(1,624,096)

BALANCES, DECEMBER 31, 2015	16,198,870	16,199	-0-	-0-	8,264,137	(473,430)	(7,930,116)	(123,210)
Convertible note converted to stock	725,000	725			278,275			279,000
Common stock issued for services	100,000	100			14,900			15,000
Common stock issued for line of credit interest and fees	176,783	177			20,231			20,408
Compensation expense for stock options					20,988			20,988
Other comprehensive gain						473,430		473,430
Net loss							(660,031)	(660,031)

BALANCES, DECEMBER 31, 2016	17,200,653	$17,201	-0-	$-0-	$8,598,531	$-0-	$(8,590,147)	$25,585

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

The Company invests in loans, equity funds and funds generated from external borrowings including a line of credit facility from a related party.

Summary of Significant Accounting Policies:

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates used herein include those relating to management’s estimate of fair value of loans held for sales, real estate owned, investments in limited liability companies, stock based compensation, long-term investments and allowance for net operating losses.  It is reasonably possible that actual results could differ from those and other estimates used in preparing these financial statements and such differences could be material.

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

Investments available for sale - The cost of marketable equity securities sold is determined by the specific identification method.  Net unrealized holding gains and losses based upon the fair value of the securities, determined using Level 1 inputs, are reported as other comprehensive income, a separate component of stockholders’ equity. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in a write-down of the individual security to its fair value; write-downs are reflected in earnings. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a

Genesis Financial, Inc.

Notes to Financial Statements

significant deterioration in the financial condition of the issuer or that management would not have the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Investment in real estate limited liability companies – Investments in real estate companies are recorded as cost when initially acquired. For investment in real estate limited liability companies in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For investment in real estate companies in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the underlying real estate limited liability companies’ earnings and losses is included in the statement of operations. For investments in real estate limited liability companies where the Company holds more than 50% of the voting interest and has significant influence, company is consolidated with the presentation of non-controlling interest if material to the financial statements.  Otherwise, the investment is presented similar to the equity method whereby the Company’s share of the underlying earnings and losses is included in the statement of operations.   In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the company’s board of directors. The Company recognizes an impairment charge when a decline in the fair value of its investments below the carrying amount is judged to be other-than-temporary.

Real estate leasehold interest and rental properties – Leasehold interests in real estate and rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, an adjustment to the carrying value of the property is made to reduce it to its estimated fair value. Costs clearly associated with the development of the leasehold interest and rental properties are capitalized. Amortization expense is recognized over the term of the leasehold interest and over 39 years for rental properties. Income received on the interests and rental properties is recognized in the period earned.

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants and stock options unless such shares are deemed to be anti-dilutive.  The dilutive effect of outstanding securities, in periods of future income, would be as follows as of December 31, 2016 and December 31, 2015:

Genesis Financial, Inc.

Notes to Financial Statements

	December 31,
	2016	2015
Stock options	-0-	261,000
Convertible debt	-0-	625,000
Total possible dilution	-0-	886,000

Share-Based Compensation – The Company periodically issues common shares or options to purchase shares of the Company’s common shares to its officers, directors or other parties.  These issuances are valued at fair value.  The Company uses a Black Scholes valuation model for determining fair value of options, and compensation expense is recognized ratably over the vesting periods on a straight line basis.  Compensation expenses for grants that vest upon issue are recognized in the period of grant.

New Accounting Pronouncements – Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers creates a new, principal-based revenue recognition framework that will affect nearly every revue-generating entity. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016. Management has not determined the effect, if any; this new standard will have on its financial statements.

Accounting Standard Update (ASU) 2016-02 Leases (Topic 842) modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases.  The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Management has not determined the effect, if any; this new standard will have on its financial statements.

Accounting Standard Update (ASU) 2016-15 Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments provides guidance on classification for cash receipts and payments related to eight specific issues.  The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect this update to have a material impact on our financial statements.

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE

The Company's fair value of loans held for sale consisted of the following:

	December 31, 2016	December 31, 2015
Residential	$120,912	$253,853
Commercial	226,843	240,037
Other	-	10,000
Total	$347,755	$503,890

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Beginning Balance	$503,890	$611,400
New loans	206,079	25,000
Principal payments, collections	(167,211)	(81,580)
Loan losses	(42,893)	(22,123)
Converted to REO	(62,770)	-
Loan exchanged for reduction of line of credit	(10,000)	-
Fair value adjustments	(146,258)	(67,893)
Repossession expenses	66,918	39,086
Ending Balance	$347,755	$503,890

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 3- REAL ESTATE OWNED

The Company's fair value of REO consisted of the following:

	December 31, 2016	December 31, 2015
Land	$14,999	$23,441
Commercial	-	4,010
Total	$14,999	$27,451

The following table presents the change in balance sheet carrying values associated with REO for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Beginning Balance	$27,451	$44,392
Proceeds from sales of REO	(2,704)	(5,000)
Fair value adjustments	(22,682)	-
Net change in holding costs	(4,836)	(11,941)
Transferred from loans held for sale	62,770	-
REO converted to rental property	(45,000)	-
Ending Balance	$14,999	$27,451

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

In December 2015, the Company reduced the carrying value of its Flyback Energy common shares to $0.067 per share, or $212,619, and recorded an impairment charge of $1,037,381 based on the last known common share sale.  Flyback Energy, Inc. is still a development stage company being financed by outside sources of capital.

Digi Outdoor Media, Inc.:

In 2014, the Company loaned Placer Creek Mining Company (“Placer”) $150,000. The loan interest rate was 5.0% and the Company has an option to convert any or all of the amount due into an equity private placement of Placer. The Placer transaction was a related party transaction. (see Note 11:Michael Lavigne)

On February, 24, 2015, the Company converted the note into 300,000 shares of common stock of Digi Outdoor Media, Inc. (“Digi”), the successor in interest to Placer. The Company determined that the fair value of the shares received on the conversion to be $150,000 based upon the note receivable balance of $150,000 because Digi is not publicly traded and has had no recent cash sale of its common stock. The fair value was determined using Level 2 inputs under the fair value hierarchy.

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

On May 19, 2016 by board action, the Company sold its interest in Ambient Water Corporation to John R. Coghlan (see Note 11) for $0.0003 per share, the fair value of the stock on the day of sale for proceeds of $2,213, resulting in a recognized loss of $497,787.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies for $225,000. In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. In 2014, the Company contributed its investment in one real estate owned property with a basis of $47,925 to a newly formed limited liability company in exchange for 31.95% interest in the new company. These companies are 100% controlled and managed by John Coghlan, related party. (see Note 11)

The investments are accounted for using the equity method.  During the years ended December 31, 2016 and 2015, the Company recorded loss (income) of ($271,238) and $21,733, respectively, which represent realized sales of interest and its portion of the real estate company’s loss (income) for the same periods. During the years ended December 31, 2016 and 2015, the Company advanced $37,626 and $43,261 for property taxes and interest owing on the underlying real estate owned by these limited liability companies.

During the year ended December 31, 2016, Wenatchee Riverview, LLC was sold for $399,934, resulting in a gain of $139,821.On May 18, 2016, by board action the Company exchanged its 9.1756% interest in Wenatchee Riverview, LLC to Coghlan Family Corporation “CFC” (see Note 11) for $300,000, resulting in a gain on sale of real estate limited liability company of $131,417. The transaction was made by reducing the balance payable to Coghlan Family Corporation’s revolving line of credit.  As required by the operating agreement of Wenatchee, LLC operating agreement the offer was shown to all other members to participate or bid higher for the interest.  No members made an offer and the Board of Directors of the Company approved the sale.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, the property is being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1,500 per month. During the years ended December 31, 2016 and 2015, the Company recognized $18,000 in rental income. This is a commercial building being depreciated over thirty-nine years. Depreciation accrues at $179 per month. The Company recorded depreciation of $2,143 for the years ended December 31, 2016 and 2015, respectively.

In September 2016, the Company foreclosed on a loan previously held for sale in Lewiston, Idaho through the bankruptcy courts; the property is being operated as a restaurant. The property was placed into real estate owned during the year ended December 31, 2016.  The restaurant has been leased on a two year lease agreement for $1,200 per month with an option to purchase for $45,000. During the year ended December 31, 2016, the Company recognized $2,175 in rental income. Fair value of the property was determined to be $45,000 on the date of transfer based on appraisal and contract terms of the lease. This is a commercial building being depreciated over thirty-nine years. The Company recorded depreciation of $692 for the year ended December 31, 2016.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project").  Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. In 2015 the Company purchased two travel trailers for $30,000 from JC Housing, LLC, a related party (see Note 11). The Company recorded amortization of $20,642 for the both years ended December 31, 2016 and 2015, respectively. The Company had 13 and 24 lots leased and had rental income of $7,325 and $54,515 for the years ended December 31, 2016 and 2015, respectively.

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

Genesis Financial, Inc.

Notes to Financial Statements

At December 31, 2015, the Company decided to adjust the carrying value of the property to a fair value estimated of $195,065, based on management’s estimate of discounted cash flows received from the property.

NOTE 5 — LINES OF CREDIT

GFI has renewed a $250,000 line of credit with Riverbank. At December 31, 2016 and 2015 the balance owing is $180,000 and $170,000, respectively. The line has a term of twelve months, and an origination fee of ½%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On December 7, 2016, the line of credit was extended to December 1, 2017 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. On December 16, 2016 the interest rate changed to four and three quarter (4.75%) percent. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC, with a balance owing of $950,000 a December 31, 2016 and $1,260,000 at December 31, 2015. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made, the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. This waiver agreement is still in effect at December 31, 2016.

Effective August 1, 2016, the Company amended the Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee. For the year ended December 31, 2016 the Company has issued 126,782 shares of the Company common stock for a value of $15,407 in interest.

On May 18, 2016, the Company by board action exchanged a loan held for sale with a basis of $10,000 and exchanged its 9.1756% interest in a limited liability company valued at $300,000 for a reduction in the line of credit of $310,000.

NOTE 6 — NOTES PAYABLE

Convertible Note Payable To Officer:

On December 15, 2010, the Company entered into a convertible note agreement for $250,000 with John R. Coghlan, a related party (see Note 11). The note accrued interest at eight (8%) percent per annum with interest and balance initially due on December 15, 2012.  The note was convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. The note was collateralized by 290,000 shares of the Company’s Series “B” Preferred stock. On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2016.

On February 8, 2016, Mr. Coghlan elected to convert his note into shares of the Company’s common stock. The note was originally convertible into 250,000 shares of Series "B", or 625,000 shares of common stock equivalents, at the option of Mr. Coghlan. However, Mr. Coghlan agreed to accept 725,000 common shares in lieu of full payment. The 100,000 additional common shares represents a financing cost to the Company and as such, financing expense of $29,000 was recognized for the year ended December 31, 2016.  The value was calculated by using the market price on the date of conversion.

Note Payable:

In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is 9.5% until paid in full and monthly payments are $832. At December 31, 2016 and 2015, the balance owing was $28,385 and $30,034, respectively.

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

As of December 31, 2016 no shares of Series B convertible Preferred stock are issued and outstanding.

NOTE 8 - STOCK OPTIONS

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the Shareholders of the Company on May 2, 2002.  The plan allows for issuance of Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs).  The maximum number of shares that may be subject to option and exercised under the Plan is 1,300,000 shares.  The ISOs and NSOs expire 30 days after the recipient ceases to be an employee for the Company or one year after the recipient’s death. No options are available for future grants under the plan.  No options were issued or exercised in 2015 or 2016.

Compensation expense relating to stock options granted was $27,984 and $20,988 during the years ended December 31, 2015 and 2016, respectively, and is classified as ‘office occupancy and other expenses’.

On November 21, 2016, the outstanding stock options were terminated by all holders, the value of the remaining stock options were determined to be immaterial.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2014 and 2015	261,000	$0.28	2.9 years
Terminated, November 21, 2016	(261,000)	-
Outstanding at December 31, 2016	-0-	$0. 0	0 years
Exercisable at December 31, 2016	-0-	$0.0

NOTE 9 – INCOME TAX:

Components of the Company’s deferred income tax assets are as follows:

	December 31,
	2016	2015
Net operating loss carry forward	$ 1,775,000	$ 1,593,000
Fair value adjustment	1,045,000	997,000
Capital loss not deductible	194,000	-0-
Stock-based compensation	90,000	76,000
Reserves	-0-	17,000
PPE/Impairment	389,000	550,000
Deferred tax asset	3,493,000	3,233,000
Less valuation allowance	(3,493,000)	(3,233,000)
Net deferred tax asset	$ 0	$ 0

Genesis Financial, Inc.

Notes to Financial Statements

Tax Rate Reconciliation are as follows:

	2016		2015

Book income (loss) at statutory rate	$ (231,011)	-35.00%	$ (568,433)	-35.00%
Effect of state taxes	(26,401)	-4.00%	(64,964)	-4.00%
Prior year true up	(2,588)	-0.39%	(26,603)	-1.06%
Increase in valuation allowance	260,000	39.39%	660,000	40,64%
	$ (0)	(0)	$ (0)	(0)

The deferred tax assets were calculated assuming a 39% tax rate at December 31, 2016 and December 31, 2015.

At December 31, 2016, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $4,900,000 expiring over the years 2029 through 2035. Because management does not believe it is more likely than not that the carry forward will be utilized, the deferred tax assets have been fully reserved.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and have recognized that certain tax positions taken in the 2014 through 2016 years could result in adjustments to the fair value adjustments for tax purposes.  However, these adjustments would not result in a tax provision as they would result in revisions to the net operating loss carryforward amount.

Management has determined that the Company is subject to examination of income tax filings in the United States for the 2014 through 2016 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and lines of credit approximate fair value. The carrying values of the convertible note payable to officer and note payable approximate fair market value as it is based on market rates of interest. The fair value of the long-term investment at December 31, 2016 is approximately $363,000 based upon management’s estimate of the fair value of the common stock of the underlying investment.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2015
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$31,301	$31,301	$-	$-
Investment available for sale	26,570	26,570	-	-
Loans held for sale	503,890	-	-	503,890

	Fair value at December 31, 2016
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$10,639	$10,639	$-	$-
Loans held for sale	347,755	-	-	347,755

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s available for sale investments were valued using quoted market prices, and accordingly, is included in Level 1.

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

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 11— RELATED-PARTY TRANSACTIONS

Related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI.

Coghlan Family Corporation, Coghlan, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy B. Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). JC Housing, LLC is owned 33.33% by John R. Coghlan and 33.33% by Clint Lohman. Mr. Lohman is a director of GFI. Genesis Financial Corporation is a company which is owned 100% by Michael Kirk, who is a director and officer of GFI. GFI provides accounting, office services and supplies, and office space for his services provided to Genesis Financial Corporation.  The services are valued at $1,500 per month. Genesis Finance Corporation and John R. Coghlan has managing agreement with the real estate limited liability companies.  Michael Lavigne is an officer and director of Placer Creek Mining Company. Mr. Lavigne is a director of GFI.

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the year ended December 31, 2015 and 2016.

John R. Coghlan

On December 7, 2016, John R. Coghlan personally guaranteed our Riverbank line of credit.

On November 21, 2016, John R. Coghlan terminated his stock options agreement with the Company.

On May 19, 2016, by board action the Company sold 7,380,433 common shares of Ambient Water Corporation for $2,213 or $0.0003 per share the fair value on that date to John R Coghlan.

On February 8, 2016, John R. Coghlan converted his $250,000 note for 725,000 shares of common stock. The note was originally convertible into 250,000 shares of Series "B", or 625,000 shares of common stock equivalents, at the option of Mr. Coghlan. However, Mr. Coghlan agreed to accept 725,000 common shares in lieu of full payment. The 100,000 additional common shares represent a financing cost to the Company and as such, financing expense of $29,000 was recognized in the year ended December 31, 2016.

As of December 31, 2016, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreements are stated in the operating agreement of each limited liability companies.

Coghlan Family Corporation “CFC”

Effective August 1, 2016 the terms of the amended Warehouse Line of Credit changed to issuing stock for the interest due on the line of credit monthly. The table below shows the issue dates, number of shares issued and amount of interest being paid. (See Note 5)

Issue date	Shares Issued	Interest Amount
December 31, 2016	17,352	$3,123
November 30, 2016	16,773	$3,019
October 31, 2016	31,233	$3,123
September 30, 2016	30,192	$3,019
August 31, 2016	31,233	$3,123
Total	126,782	$15,407

On August 1, 2016, CFC amended the Warehouse Line of Credit and 50,000 shares of common stock were issued. (See Note 5)

On May 18, 2016, by board action the Company exchanged its 9.1756% interest in Wenatchee Riverview, LLC to CFC for a $300,000 reduction in the line of credit with CFC, a gain of $131,417 was realized by the Company.

On May 19, 2016, by board action the Company exchanged a loan held for sale for a $10,000 reduction in the line of credit with CFC.

There was no activity for the year ended December 31, 2015.

Genesis Financial, Inc.

Notes to Financial Statements

Coghlan, LLC

There was no activity for the years ending December 31, 2015 and 2016.

JC Housing, LLC

There was no activity for the year ended December 31, 2016.

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

West 3773 Fifth, LLC

As of December 31, 2016, the Company continued a month-to-month tenancy with West 3773 Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Finance Corporation “GFC”

As of December 31, 2016, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreements are stated in the operating agreement of each limited liability companies.

Michael Lavigne, Director

There was no activity for the year ended December 31, 2016.

For the year ended December 31, 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company. (See Note 4)

Clint Lohman, Director

There was no activity for the year ended December 31, 2016.

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000, which Mr.  Lohman has a 33% interest in.

NOTE 12— SUBSEQUENT EVENTS

On February 15, 2017 the shareholders granted the Board of Directors authority to implement a reverse stock split of the Corporation’s issued and outstanding common stock at a ratio to be determined by the Board of Directors at a future date.

Also on this date; the Board authorized the sale of certain assets, including but not limited to; (a) the Company's interests in any or all limited liability companies, (b) the Company's rental properties and (c) the Company's interest in the Eagles Landing property located in Cusick, Washington.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2016 and 2015, or any interim periods.  We have not had any other changes in, nor have we had a disagreement, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2016 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of December 31, 2016, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2016, the Directors and Executive officers were as follows:

Name	Age	Position	Term of Office
John R. Coghlan	74	President, CEO, CFO, Chairman of the Board, Director	01/02/06-Present
Virginia Walters	43	Treasurer, Director	10/20/11-Present
Michael A. Kirk	65	Secretary, Director	01/24/02-Present
Clint Lohman	54	Director	10/22/13-Present
Michael Lavigne	58	Director	10/22/13-Present

As of December 31, 2016, GFI operated with three Executive Officers and a five member Board of Directors. The following are brief biographical descriptions of the current Executive Officers and Directors of GFI.

JOHN R. COGHLAN, President, Chief Executive Officer, Chief Financial Officer, Director and Chairman of the Board, age 74, became a Director on January 2, 2006. Mr. Coghlan is a retired C.P.A. Mr. Coghlan became responsible for the overall management of operations on January 1, 2010. Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, the Coghlan Family Corporation, a privately held family business that manages family investment accounts, has employed Mr. Coghlan.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grandchildren.

MICHAEL A. KIRK, Secretary and Director, age 65, will act in an advisory capacity to the Board of Directors.  He will oversee and be directly involved with buying, underwriting, and any real estate related transactions.  Mr. Kirk is a founder of GFI and has served as an officer and Director since inception in January, 2002.  Mr. Kirk will devote part time to the business.

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

VIRGINIA WALTERS, Treasurer and Director, age 43. For the past six years, Ms. Walters has been an employee of Genesis Financial, Inc. She has acted in a variety of roles, including, accounting manager and custodian of the corporate records. Her role has included assisting company president and board of directors in the preparation of internal reports relating to the company’s real estate loans investment business. Ms. Walter’s skills and attributes demonstrated in these positions over the past six years qualify her for promotion to the office of Treasurer and as a member of the board of directors.

CLINT LOHMAN, Director, age 54. Since 2000, Mr. Lohman has resided in Bozeman, Montana, where he owns and operates Rocky Mountain Gaming.  Moreover Mr. Lohman has ownership in several businesses represented within Eastern Montana and Western North Dakota.  Mr. Lohman has developed and maintains close relationships with farmers, business people and long-standing residents in the Williston Basin.  The combination of Mr. Lohman’s business expertise and relationships specific to the Williston Basin provides the Company with significant advantages in conducting business operations in Montana – North Dakota area.  Mr. Lohman attended and graduated from North Dakota College of Science.  Mr. Lohman's wide range of business skills and attributes qualify him as a member of our Company's board of directors.

MICHAEL LAVIGNE, Director, age 58. Mr. Lavigne has served as the CEO and a board member of Silver Verde May Mining Company, Inc. from December 2008 to the present. Silver Verde May, an exploration stage mining company located in Wallace, Idaho, holds a number of properties in Idaho, Utah and Wyoming. From August 2008, Mr. Lavigne served as a consultant for Golden Eagle Mining Company, which was acquired by Silver Verde May in December 2008. Mr. Lavigne also serves on the board of Mascot Mining which holds properties in Idaho and Montana.  Mr. Lavigne serves as a member of the board of directors of West Mountain Index Advisors, Inc.

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

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

Compensation expenses for 2015 and 2016 were $51,000 and $44,750, respectively.

The following table set forth the compensation information on executive officers Michael A. Kirk, John Coghlan and Virginia Walters for the fiscal years ending December 31, 2015 and 2016.

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Comp ($)	All Other Compensation ($)	Totals
Michael Kirk	2016	$ -0-	-0-	-0-	-0-	-0-	$6,000	$ 6,000
Secretary	2015	$ -0-	-0-	-0-	$7,830	-0-	$6,000	$13,830
John Coghlan	2016	$ -0-	-0-	-0-	-0-	-0-	-0-	$ -0-
President	2015	$ -0-	-0-	-0-	$7,830	-0-	-0-	$ 7,830
Virginia Walters	2016	$44,750	-0-	-0-	-0-	-0-	-0-	$44,750
Treasurer	2015	$51,000	-0-	-0-	$7,830	-0-	-0-	$58,830

(1) Represents vesting value of outstanding options during each fiscal year. Options were terminated November 21, 2016.

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

The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT December 31, 2016

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
John Coghlan, Chairman, CEO, CFO, President	-0- (1)	-0-	$0.60/share	6/20/17
Virginia Walters, Treasurer	-0- (1)	-0-	$0.60/share	6/20/17
Michael Kirk, Secretary	-0- (1)	-0-	$0.60/share	6/20/17

(1) On June 20, 2012, John R Coghlan, Virginia Walters and Michael Kirk were granted options to purchase 65,250 common shares at $0.60 per share. The options will vest at 20% per year, with the first 20% vested upon issuance. On November 21, 2016 the options were terminated.

Grants of Plan-Based Awards

 On June 20, 2012, John R Coghlan, Virginia Walters and Michael Kirk were granted options to purchase 65,250 common shares at $0.60 per share. The options will vest at 20% per year, with the first 20% vested upon issuance. The options expire on June 20, 2017. The options were terminated on November 21, 2016.

There was no compensation to any Director during the fiscal year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any Executive Officer at the end of the fiscal year ended December 31, 2016.

Director Compensation

There was no compensation to any Director during the fiscal year ended December 31, 2016.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.  The members of the Board of Directors performing these functions as of December 31, 2016, are Michael A. Kirk, John R. Coghlan, Virginia Walters, Clint Lohman and Michael Lavigne.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above. Applicable percentages are based upon 17,200,653 shares of common stock outstanding as of December 31, 2016, except as modified by Rule 13d-3(d)(1)(i). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2016.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a)  Security Ownership of Certain Beneficial Owners

Our stock ownership records do not indicate that the Company has any beneficial owners owing 5% or more of our securities, except for management as set forth below.

(b) Security Ownership of Management.

Common Stock

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of Class(3)
Common	Michael A. Kirk (2)	28,500 (4)	0.17%
Common	John R. Coghlan (2)	7,639,332 (5)	44.41%
Common	Virginia Walters (2)	131,000 (6)	0.76%
Common	Clint Lohman (2)	867,762 (7)	5.04%
Directors and Officers as Group		8,666,594	50.39%

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

(4)  Represents 28,500 common shares owned by Mr. Kirk.

(5)  Represents 3,896,259 owned by Coghlan Family Corporation, 475,040 owned by Coghlan, LLC, 13,000 owned by West 3773 Fifth, LLC, 3,255,033 owned by John R. Coghlan.  Mr. Coghlan has voting control over Coghlan Family Corporation, Coghlan LLC, and West 3773 Fifth LLC.

(6) Represents 131,000 common shares owned by Ms. Walters.

(7) Represent 867,762 common shares owned by Mr. Lohman.

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

Genesis Financial, Inc. had the following related party transactions for the years ended December 31, 2016 and 2015.

Years Ended December 31, 2016 and 2015:

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

As of December 31, 2016 Genesis Finance Corporation continues a management agreement with the real estate limited liability companies. These agreement are state in the operating agreement of each company and may vary.

John R. Coghlan

On December 7, 2016, John R. Coghlan personally guaranteed our Riverbank line of credit.

On November 21, 2016, John R. Coghlan terminated his stock options agreement with the Company.

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

As of December 31, 2016, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement are stated in the operating agreement of each limited liability companies.

Coghlan Family Corporation “CFC”

As of December 31, 2016 the terms of the amended Warehouse Line of Credit changed to issuing stock for the interest due on the line of credit. The table below shows the issue dates, number of shares issued and amount of interest being paid. (See Note 5)

Issue date	Shares Issued	Interest Amount
December 31, 2016	17,352	$3,123
November 30, 2016	16,773	$3,019
October 31, 2016	31,223	$3,123
September 30, 2016	30,192	$3,019
August 31, 2016	31,223	$3,123

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

Coghlan, LLC

There was no activity for the years ending December 31, 2015 and 2016.

JC Housing, LLC

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

West 3773 Fifth, LLC

As of December 31, 2016, the Company continued a month-to-month tenancy with West 3773 Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250.

Genesis Finance Corporation “GFC”

As of December 31, 2016, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement are stated in the operating agreement of each limited liability companies.

Michael Lavigne, Director

There was no activity for the year ended December 31, 2016.

For the year ended December 31, 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company. (See Note 4)

Clint Lohman, Director

There was no activity for the year ended December 31, 2016.

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

ITEM 14.  Principal Accounting Fees and Services.

DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2016 and 2015.

The following table presents fees for professional audit services rendered by DeCoria, Maichel &Teague, P.S. for the audit or review of GFI’ financial statements for the years ended December 31, 2016 and 2015, and fees billed for other services rendered by DeCoria, Maichel & Teague, P.S.

Fiscal Year	2016	2015
Audit Fees	$ 32,400	$ 32,400
Audit Related	-
Tax Fees	-
All other Fees	-
Total Fees	$ 32,400	$ 32,400

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

ITEM 15.  Exhibits and Financial Statement Schedules

(a) List Financial Statements filed as a part of this Annual Report

Description                                                                                                                                                               Page No.

Report of Independent Registered Public Accounting Firm

15

Balance Sheets

16

Statements of Operations and Comprehensive Income (Loss)

17

Statements of Cash Flows

18

Statement of Changes in Stockholders’ Equity

10

Notes to Financial Statements

20-29

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
101

The following materials from Genesis Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders' Deficit, (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 8, 2017

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

Dated: March 8, 2017

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, CEO, CFO, Chairman of the Board of Directors

/s/ Michael Kirk

________________________

By: Michael Kirk

Title: Secretary

39