Form 10-Q
period 2017-03-31
GENESIS FINANCIAL INC
filed 2017-05-15
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending March 31, 2017

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

As of May 11, 2017 there were 17,518,211 shares of common stock issued and outstanding.

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

17

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.  Defaults upon Senior Securities.

17

Item 4.  Mine Safety Disclosures.

17

Item 5.  Other Information.

17

Item 6.  Exhibits

18

SIGNATURES

19

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Balance Sheets
	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$63,928	$10,639
Interest and other receivables	6,184	16,748
Investments in real estate limited liability companies	104,729	104,940
Loans held for sale	346,010	347,755
Real estate owned	-	14,999
Total current assets	520,851	495,081
NON-CURRENT ASSETS:
Long-term investments	362,619	362,619
Real estate leasehold interest, net of accumulated amortization of $75,688 and $70,527, respectively	199,262	204,423
Rental Property, net of accumulated depreciation of $637 and $7,568, respectively	44,363	121,895
Office equipment, net of accumulated depreciation of $7,345 and $6,865, respectively	587	1,067
Total non-current assets	606,831	690,004
Total assets	$1,127,682	$1,185,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$950,000	$950,000
Line of credit, bank	170,000	180,000
Note payable	26,002	28,385
Other current liabilities	1,247	1,115
Total current liabilities	1,147,249	1,159,500
LONG-TERM LIABILITIES:
Convertible note payable to officer	-	-
COMMITMENT AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 authorized, 17,280,241 and 17,200,653 issued and outstanding, respectively	17,280	17,201
Additional paid-in capital	8,607,510	8,598,531
Accumulated deficit	(8,644,357)	(8,590,147)
Accumulated other comprehensive income (loss)	-	-
Total stockholders’ equity	(19,567)	25,585
Total liabilities and stockholders' equity	$1,127,682	$1,185,085

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
		Three Months Ended
		March 31,
		2017	2016
REVENUE:
Interest, processing fees and other income		$3,022	$19,530
Rental income		7,125	5,500
Total revenues		10,147	25,030

EXPENSES:
Loss (income) on investment in real estate LLC		-	(138,111)
(Gain) on sale of loan and REO		(342)	(21,258)
Salaries		9,000	12,750
Interest expense, related party		9,058	2,155
Interest expense, other		2,221	1,536
Financing expense, related party		-	29,000
Depreciation		769	877
Amortization		5,161	5,161
Rental Property expense		1,897	2,109
Office occupancy and other		36,594	46,802
Total operating (income) expenses		64,356	(58,979)

NET INCOME (LOSS)		$(54,209)	$84,009

COMPREHENSIVE INCOME (LOSS):
Unrealized loss on available for sale securities		-	(13,285)

COMPREHENSIVE INCOME (LOSS)		$(54,209)	$70,724

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$	(Nil)	$0.01

WEIGHTED AVERAGE SHARES BASIC AND DILUTED		17,220,097	16,613,156

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES	$(31,053)	$(177,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of rental property	77,585	-
Proceeds from sale of real estate owned	19,140	-
Proceeds from sale of real estate limited liability company	-	389,934
Net cash provided by investing activities	96,725	389,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with affiliated company, net	-	-
Borrowings (repayment) from line of credit from bank, net	(10,000)	(170,000)
Payments on notes payable	(2,383)	(376)
Net cash (used) by financing activities	(12,383)	(170,376)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,289	41,898

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,639	31,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,928	$73,199

NONCASH INVESTING AND FINANCING TRANSACTIONS
Convertible note payable to officer converted to common stock	-	250,000
Common stock issued for interest owing on line of credit with affiliate company	9,058

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

The financial statements of GFI, presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2017 and 2016.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2016 as filed with Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Genesis Financial, Inc.

Notes to Financial Statements

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

Income tax – Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.  The Company effective tax rate for 2017 is expected to be 0%.

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive such as when a net loss is present. The dilutive effect of options, convertible debt and convertible securities, in periods of future income, would be as follows as of March 31, 2017 and March 31, 2016;

	March 31,
	2017	2016
Stock options	-	261,000
Convertible preferred stock	-	-
Convertible debt	-	-
Total possible dilution	-0-	261,000

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 2 — LOANS HELD FOR SALE AND CONVERTIBLE NOTE:

The Company's fair value of loans held for sale and convertible notes consisted of the following:

	March 31, 2017	December 31, 2016
Residential	$119,167	$120,912
Commercial	226,843	226,843
Loans held for sale - Total	$346,010	$347,755

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended March 31, 2017 and 2016:

	March 31,
	2017	2016
Beginning Balance	$347,755	$503,890
Principal payments received	(1,745)	(1,464)
Proceeds from sale of loans	-	(120,000)
Gain on sale of loan	-	21,258
Repossession expenses	-	77
Ending Balance	$346,010	$403,761

During the quarter ended March 31, 2016, the Company sold one loans with a basis of $98,742 for $120,000 in cash. A gain of $21,258 was recognized.

NOTE 3- REAL ESTATE OWNED:

The Company's REO consisted of the following:

	March 31, 2017	December 31, 2016
Land	$-	$14,999
Commercial	-	-
Total	$-	$14,999

The following table presents a change in balance sheet carrying values associated with REO for the three months ended March 31, 2017 and 2016:

	March 31,
	2017	2016
Beginning Balance	$14,999	$27,451
Proceeds from sale of REO	(19,140)	-
Gain on sale of REO	4,141	-
Ending Balance	$-0-	$27,451

During the quarter ended March 31, 2017, by board action the Company sold two REO with a basis of $14,999 for $19,140 for a gain of $4,141.

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

Investments in Real Estate Limited Liability Companies:

 At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies for $225,000. During the quarter ended March 31, 2016 one limited liability company was sold for $399,934 resulting in a gain of $139,821. During the quarter ended June 30, 2016, by board action the Company exchanged its 9.1756% interest in the other limited liability company to Coghlan Family Corporation “CFC” (see Note 8) for $300,000, resulting in a gain on sale of $131,625. The transaction was made by reducing the balance payable to Coghlan Family Corporation’s revolving line of credit.  As required by the operating agreement of Wenatchee, LLC operating agreement the offer was shown to all other members to participate or bid higher for the interest.  No members made an offer and the Board of Directors of the Company approved the sale.

In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. As of March 31, 2017 the Company holds a 13.1% interest in this company.

In 2014, the Company contributed its investment in one real estate owned property with a basis of $47,925 to a newly formed limited liability company in exchange for 31.95% interest in the new company. As of March 31, 2017 the Company still holds a 31.95% interest in this company.

These companies are 100% controlled and managed by Genesis Finance Corporation and John Coghlan, related parties. (See Note 8)

Genesis Financial, Inc.

Notes to Financial Statements

Investments are accounted for using the equity method.  During the quarters ended March 31, 2017 and 2016, the Company recorded (income) loss of $(211) and ($138,111), respectively. Losses generally represent our portion of this real estate company’s loss for the same period.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, and is accounting for the company’s carrying value of $85,534 as a rental property. The property was subsequently leased on a three year lease agreement for $1,500 per month. During the quarter ended March 31, 2017 and 2016, the company recognized $3,000 and $4,500 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. The company recorded depreciation of $-0- and $536 for the quarters ended March 31, 2017 and 2016. On March 8, 2017, by board action the Company sold this property to Coghlan Family Corporation (see Note 8) for $77,585, resulting in a gain on sale of $342.

In September 2016, the Company foreclosed on a loan previously held for sale in Lewiston, Idaho through the bankruptcy courts, the property is being operated as Emperor of Indian restaurant. The property was placed into real estate owned during the six month ended June 30, 2016. It was held at a net carrying value of $69,761. The restaurant was subsequently leased on a two year lease agreement for $1,200 per month with an option to purchase for $45,000. During the three month ended March 31, 2017 the company recognized $4,125 in rental income. Fair value of the property was determined to be $45,000 on the date of transfer based on appraisal and contract terms of the lease. This is a commercial building being depreciated over thirty-nine (39) years. The company recorded depreciation of $288 for the quarters ended March 31, 2017.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project").  Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. The Company recorded amortization of $5,161 for the quarters ended March 31, 2017 and 2016, respectively. At March 31, 2017 and 2016, the Company had no lots leased and had rental income for the three month ended March 31, 2017 and 2016 of $-0- and $1,000, respectively.

At March 31, 2017, the Company’s carrying value of the property is a fair value estimated of $169,262 (not including travel trailers), based on management’s estimate of discounted cash flows received from the property.

NOTE 5 — LINES OF CREDIT:

GFI has a $250,000 line of credit with Riverbank.  At March 31, 2017 and December 31, 2016 the balance owing is $170,000 and $180,000. The line has a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI.  On December 7, 2016 the line of credit was extended to December 1, 2017 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. At March 31, 2017 the interest rate was 5.0%. The Riverbank line requires that the CFC line may not be paid down lower than the amount owing to Riverbank at any time during the term of the loan.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC. At March 31, 2017 and December 31, 2016 the balance owing was $950,000. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by Michael A. Kirk, the Secretary of the Company. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. (See 8-K filed February 8, 2016)

Genesis Financial, Inc.

Notes to Financial Statements

In 2016, the Company by board action exchanged a loan held for sale with a basis of $10,000 and exchanged its 9.1756% interest in a limited liability company valued at $300,000 for a reduction in the line of credit of $310,000.

Effective August 1, 2016, the company amended the Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee.

For the quarter ended March 31, 2017 and the year ended December 31, 2016 the company issued 79,818 and 126,782 shares of the company common stock were issued for a value of $9,058 and $15,407 in interest for the same period.

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

Note Payable:

In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is 9.5% until paid in full and monthly payments are $832. At March 31, 2017, the balance owing is $26,002.

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

Genesis Financial, Inc.

Notes to Financial Statements

As of March 31, 2017 and December 31, 2016, no shares of Series B Preferred Stock are issued, outstanding or obligated.

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

In addition to transactions described in Notes 2, 3, 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarters ended March 31, 2017 and year ended December 31, 2016.

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

As of March 31, 2017, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreements are stated in the operating agreement of each limited liability companies.

Coghlan Family Corporation “CFC”

March 8, 2017, by board action the Company sold a rental property for $77,585, resulting in a gain on sale of $342. The Company also sold two REO with a basis of $14,999 for $19,140 for a gain of $4,141.

Effective August 1, 2016 the terms of the amended Warehouse Line of Credit changed to issuing stock for the interest due on the line of credit monthly. The table below shows the issue dates, number of shares issued and amount of interest being paid. (See Note 5)

Genesis Financial, Inc.

Notes to Financial Statements

Issue date	Shares Issued	Interest Amount
March 31, 2017	39,041	$3,123
February 28, 2017	23,425	$2,811
January 31, 2017	17,352	$3,123
1st Quarter 2017 Totals	79,818	$9,058
December 31, 2016	17,352	$3,123
November 30, 2016	16,773	$3,019
October 31, 2016	31,233	$3,123
September 30, 2016	30,192	$3,019
August 31, 2016	31,233	$3,123
2016 Total	126,782	$15,407

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

Coghlan, LLC

There was no activity for the years ending December 31, 2016 and quarter ended March 31, 2017.

JC Housing, LLC

There was no activity for the years ending December 31, 2016 and quarter ended March 31, 2017.

West 3773 Fifth, LLC

As of March 31, 2017, the Company continues a month-to-month tenancy with monthly rent of $1,250.

Genesis Finance Corporation “GFC”

As of March 31, 2017, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement is stated in the operating agreement of each limited liability company.

Michael Lavigne, Director

In 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company. (See Note 4)

There was no activity for the quarter ended March 31, 2017.

Clint Lohman, Director

There was no activity for the quarter ended March 31, 2017.

NOTE 9— SUBSEQUENT EVENT:

On April 19, 2017, the Company by Board Action has grant each of the Company’s four director’s Fifty Thousand (50,000) common shares each for past services rendered.

On April 30, 2017, the Company issued 37,740 share of common stock to Coghlan Family Corporation for interest owing on the line on credit. (See Note 5)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Additional details about our business are set forth in our Annual Report on Form 10-K for the year ending December 31, 2016.  The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2017 compared to quarter ended March 31, 2016.

Revenues

Total revenues for the quarter ending March 31, 2017 were $10,147 compared to $25,030 for the same quarter ending March 31, 2016.  The majority of the revenue for the quarter ended March 31, 2017 and 2016 was from interest, loan fee and rental income. For the quarter ended March 31, 2017 there was a significant decrease in rental income due to the decline in oil price that impacted our rental property in North Dakota.

Net income (loss) from operations was ($54,209) and $84,009, respectively, for the quarters ending March 31, 2017 and 2016.

Of the loans held for sale at March 31, 2017, loans held for sale with value of $179,167 were in payment default. We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended March 31, 2017 and 2016 were $47,490 and $61,662, respectively. G&A primarily consists of management and professional fees for legal and auditing, which can be found under Salaries, Rental property expense and Office occupancy and other on the statement of operation.  The changes for the fiscal quarters ended March 31, 2017 and 2016 were $14,172 and $2,109, respectively.

Interest Expense

For the quarters ending March 31, 2017 and 2016, interest expense amounted to $11,279 and $3,691, respectively.

Interest expense was incurred on borrowings under lines of credits with Riverbank, an unaffiliated lender, and the Coghlan Family Corporation, an affiliated company.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires December 1, 2017.

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

We consider the terms of the lines of credit to be acceptable. As of March 31, 2017 and December 31, 2016, the balances on the lines of credit were $1,120,000 and $1,130,000, respectively. Interest expense on the line of credit will fluctuate in future periods with inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017 and December 31, 2016, we had cash available of $63,928 and $10,639, respectively, and $80,000 and $70,000 were available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires December 1, 2017. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At March 31, 2017 the balance was $170,000.

At March 31, 2017, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $950,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. Effective August 1, 2016, the company amended the Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee.

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

For the quarters ending March 31, 2017 and 2016, our net cash flows from operating activities were ($31,053) and ($177,660), respectively. The reason for the decrease in 2016 was the sale of a loans held for sale.

For the period ended March 31, 2017 and 2016 the cash flows used by investing activities was $ 96,140 and $389,934, respectively. The reason for the increase in 2016 was the sale of a real estate limited liability company.

During these periods our net cash provided by (used by) financing activities was ($12,383) and ($170,376), respectively.  The reason for the decrease for the period ended March 31, 2016 was the pay down of the Riverbank line of credit.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2017 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

For the quarter ended March 31, 2017, the company issued 79,818 shares of common stock valued at $9,058 as interest paid on the Company's Warehouse Line of Credit Promissory Note Agreement with Coghlan Family Corporation.

The issuance of the shares of common stock was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “ Securities Act ”).  The offer and grant represented a private transaction not involving a public offering.  As such, the shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

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
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

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

Dated: May 15, 2017

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

19