Form 10-Q
period 2017-06-30
GENESIS FINANCIAL INC
filed 2017-08-14
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending June 30, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by the court. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 3, 2017 there were 17,594,992 shares of common stock issued and outstanding.

Table of Contents

PART 1 – FINANCIAL INFORMATION

3

Item 1. Condensed Financial Statements and Footnotes

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

17

Item 4. Controls and Procedures.

17

PART II - OTHER INFORMATION

19

Item 1.  Legal Proceedings.

19

Item 1A. Risk Factors

19

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults upon Senior Securities.

19

Item 4.  Mine Safety Disclosures.

19

Item 5.  Other Information.

19

Item 6.  Exhibits

19

SIGNATURES

20

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements and Footnotes

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$20,084	$10,639
Interest and other receivables	11,564	16,748
Investments in real estate limited liability companies	104,564	104,940
Loans held for sale	345,854	347,755
Real estate owned	-	14,999
Total current assets	482,066	495,081
NON-CURRENT ASSETS:
Long-term investments	362,619	362,619
Real estate leasehold interest, net of accumulated amortization of $80,848 and $70,527, respectively	93,000	204,423
Rental Property, net of accumulated depreciation of $926 and $7,568, respectively	44,074	121,895
Office equipment, net of accumulated depreciation of $7,144 and $6,865, respectively	789	1,067
Total non-current assets	500,482	690,004
Total assets	$982,548	$1,185,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, affiliated company	$950,000	$950,000
Line of credit, bank	165,000	180,000
Note payable	23,610	28,385
Other current liabilities	108	1,115
Total current liabilities	1,138,718	1,159,500

COMMITMENT AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 authorized, 17,594,992 and 17,200,653 issued and outstanding, respectively	17,595	17,201
Additional paid-in capital	8,636,357	8,598,531
Accumulated deficit	(8,810,122)	(8,590,147)
Total stockholders’ equity	(156,170)	25,585
Total liabilities and stockholders' equity	$982,548	$1,185,085

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE:
Interest, processing fees and other income	$19,408	$3,323	$22,430	$22,853
Rental income	3,600	5,028	10,725	10,528
Total revenues	23,008	8,351	33,155	33,381

EXPENSES:

Fair value adjustment	101,102	-	101,102	-
Loss (income) on investment in real estate LLC	165	(131,625)	376	(269,735)
Realized loss on sale of available for sale security	-	497,787	-	497,787
(Gain) on sale of loan and REO	-	-	-	(21,258)
Salaries	9,000	12,750	18,000	25,500
Interest expense, related party	9,162	-	18,219	2,155
Interest expense, other	2,232	833	4,453	2,369
Financing expense, related party	-	-	-	29,000
Depreciation	87	877	855	1,754
Amortization	5,160	5,160	10,321	10,321
Office occupancy and other	61,864	66,532	99,802	115,443
Total operating (income) expenses	188,773	452,314	253,129	393,335

NET INCOME (LOSS)	$(165,765)	$(443,963)	$(219,974)	$(359,954)

COMPREHENSIVE INCOME (LOSS):
Unrealized loss on available for sale securities	-	(11,072)	-	(24,357)
Reclassification of unrealized loss on available for sale security	-	497,787	-	497,787
Total other comprehensive income (loss)	-	486,715	-	473,430

COMPREHENSIVE INCOME (LOSS)	$(165,765)	$42,752	$(219,974)	$113,476

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.03)	(0.01)	(0.02)

WEIGHTED AVERAGE SHARES BASIC AND DILUTED	17,476,882	17,010,683	17,349,199	16,811,919

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES	$(67,505)	$(230,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of rental property	77,585	-
Proceeds from sale of real estate owned	19,140	-
Proceeds from sale of real estate limited liability company	-	389,934
Proceeds from sale of investment available for sale	-	2,213
Net cash provided by investing activities	96,725	392,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) line of credit with affiliated company, net	-	-
Borrowings (repayment) from line of credit from bank, net	(15,000)	(170,000)
Payments on notes payable	-	5,827
(Repayment) on note payable	(4,775)	(3,526)
Net cash (used) by financing activities	(19,775)	(167,699)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,445	(5,979)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,639	31,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,084	$25,322

NONCASH INVESTING AND FINANCING TRANSACTIONS
Convertible note payable to officer converted to common stock	$-	$250,000
Loan held for sale converted to REO	-	63,117
Investment in real estate limited liability company exchanges for reduction of line of credit with affiliate company	-	300,000
Loan held for sale exchanged for reduction in line of credit with affiliate company	-	10,000
Common stock issued for interest owing on line of credit with affiliate company	18,219	-
Common stock issued to Directors for services	$20,000	$-

See accompanying notes to condensed financial statements.

Genesis Financial, Inc.

Notes to (unaudited) Financial Statements

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

The financial statements of GFI, presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six months ended June 30, 2017 and 2016.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2016 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Genesis Financial, Inc.

Notes to (unaudited) Financial Statements

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive such as when a net loss is present. The dilutive effect of options, convertible debt and convertible securities, in periods of future income, would be as follows as of June 30, 2017 and June 30, 2016;

	June 30,
	2017	2016
Stock options	-	261,000
Convertible preferred stock	-	-
Convertible debt	-	-
Total possible dilution	-0-	261,000

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

Genesis Financial, Inc.

Notes to (unaudited) Financial Statements

NOTE 2 — LOANS HELD FOR SALE AND CONVERTIBLE NOTE:

The Company's fair value of loans held for sale and convertible notes consisted of the following:

	June 30, 2017	December 31, 2016
Residential	$119,167	$120,912
Commercial	226,687	226,843
Loans held for sale - Total	$345,854	$347,755

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2017 and 2016:

	June 30,
	2017	2016
Beginning Balance	$347,755	$503,890
Principal payments received	(1,901)	(6,464)
Proceeds from sale of loans	-	(120,000)
Gain on sale of loan	-	21,258
Converted to REO	-	(63,117)
Exchanged for reduction in line of credit, related party	-	(10,000)
Repossession expenses	-	6,045
Ending Balance	$345,854	$331,612

During the six months ended June 30, 2016, the Company sold two loans with a basis of $103,742 for $125,000 for a gain of $21,258. The Company also exchanged one loan with a basis of $10,000 to a related party to reduce the line of credit by $10,000.

NOTE 3- REAL ESTATE OWNED:

The Company's REO consisted of the following:

	June 30, 2017	December 31, 2016
Land	$-	$14,999
Commercial	-	-
Total	$-	$14,999

The following table presents a change in balance sheet carrying values associated with REO for the six months ended June 30, 2017 and 2016:

	June 30,
	2017	2016
Beginning Balance	$14,999	$27,451
REO converted from loan held for sale	-	63,117
Net change in holding cost	-	(5,891)
Proceeds from sale of REO	(19,140)	-
Gain on sale of REO	4,141	-
Ending Balance	$-0-	$84,677

During the six months ended June 30, 2017, by board action the Company sold two REO with a basis of $14,999 for $19,140 for a gain of $4,141.

Genesis Financial, Inc.

Notes to (unaudited) Financial Statements

NOTE 4 — OTHER ASSETS:

Long term investments:

Flyback Energy, Inc.:

In December 2015, the Company reduced the carrying value of its Flyback Energy common shares to $0.067 per share, or $212,619, and recorded an impairment change of $1,037,381 based on the last known common share sale.  We believe that Flyback Energy, Inc. is a development stage company being financed by outside sources of capital.  At this time, Flyback is not assured of future financing capital and is subject to changing world conditions.

Digi Outdoor Media, Inc.:

In 2014, the Company loaned Placer Creek Mining Company (“Placer”) now known as Digi Outdoor Media, Inc, $150,000. The loan interest rate was 5.0% and the Company had an option to convert any or all of the amount due into an equity private placement of Placer. The Placer transaction has been treated as a related party transaction. (See Note 8: Michael Lavigne)

On February 24, 2015, the Company converted the loan into 300,000 shares of common stock of Digi Outdoor Media, Inc. (“Digi”), the successor in interest to Placer. The Company determined that the fair value of the shares received on the conversion to be $150,000 based upon the loan balance of $150,000 because Digi was not publicly traded and has had no recent cash sale of its common stock. The fair value was determined using Level 2 inputs under the fair value hierarchy.

Digi Outdoor Media, Inc. is a startup company in the business of manufacturing and leasing outdoor advertising signs.

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

In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. As of June 30, 2017 the Company holds a 13.1% interest in this company.

In 2014, the Company contributed its investment in one real estate owned property with a basis of $47,925 to a newly formed limited liability company in exchange for 31.95% interest in the new company. As of June 30, 2017 the Company still holds a 31.95% interest in this company.

These companies are 100% controlled and managed by Genesis Finance Corporation and John Coghlan, related parties. (See Note 8)

Genesis Financial, Inc.

Notes to (unaudited) Financial Statements

Investments are accounted for using the equity method.  During the three months ended June 30, 2017 and 2016, the Company recorded (income) loss of $165 and ($131,625), and for the six months ended June 30, 2017 and 2016, the Company recorded a (income) loss of $376 and ($269,735), respectively. During the six months ended June 30, 2017 and 2016, the Company advanced $-0- and $2,058 for property taxes and interest owing.  Losses generally represent our portion of this real estate company’s loss for the same period.

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, and is accounting for the company’s carrying value of $85,534 as a rental property. The property was subsequently leased on a three year lease agreement for $1,500 per month. During the three months ended June 30, 2017 and 2016, the company recognized $-0- and $4,500 in rental income. During the six months ended June 30, 2017 and 2016, the company recognized $3,000 and $9,000 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. The company recorded depreciation of $-0- and $1,072 for the six months ended June 30, 2017 and 2016. On March 8, 2017, by board action the Company sold this property to Coghlan Family Corporation (see Note 8) for $77,585, resulting in a gain on sale of $342.

In September 2016, the Company foreclosed on a loan previously held for sale in Lewiston, Idaho through the bankruptcy courts, the property is being operated as Emperor of India restaurant. The property was placed into real estate owned during the six month ended June 30, 2016. It was held at a net carrying value of $69,761. The restaurant was subsequently leased on a two year lease agreement for $1,200 per month with an option to purchase for $45,000. During the three and six month ended June 30, 2017 the company recognized $3,600 and $4,125 in rental income, respectively. Fair value of the property was determined to be $45,000 on the date of transfer based on appraisal and contract terms of the lease. This is a commercial building being depreciated over thirty-nine (39) years. The company recorded depreciation expenses of $288 and $577 for the three and six months ended June 30, 2017.

In July 2017, the Company sold this property. (See Note 9)

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project").  Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. For the three months ended June 30, 2017 and 2016, the Company recorded amortization expenses of $5,161 and $5,161, respectively and had zero and four lots leased with rental income of $-0- and $528, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded amortization expenses of $10,321 and $10,321, respectively and had zero and four lots leased with rental income of $-0- and $1,528, respectively.

At June 30, 2017, the Company’s carrying value of the property had a fair value estimated at $63,000 (not including travel trailers). The Company booked a fair value adjustment of ($101,102). We based the estimate on the discounted cash flows generated by the property and the price of farmland in the area.

NOTE 5 — LINES OF CREDIT:

GFI has a $250,000 line of credit with Riverbank.  At June 30, 2017 and December 31, 2016 the balance owing was $165,000 and $180,000, respectively. The line of credit had a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI. On December 7, 2016 the line of credit was extended to December 1, 2017 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. At June 30, 2017 the interest rate was 5.25%. The Riverbank line prohibits the CFC line from being paid down below the amount owed to Riverbank during the loan term.  The line is payable on demand and is personally guaranteed by John R. and Wendy Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC. At June 30, 2017 and December 31, 2016 the balance owing was $950,000. CFC is an affiliated company controlled by John R. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is

Genesis Financial, Inc.

Notes to (unaudited) Financial Statements

subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. (See 8-K filed February 8, 2016)

In 2016, the Company, by board action authorization, exchanged two assets for a $310,000 principal reduction in the CFC Warehouse Line of Credit. The Company (1) exchanged a loan held for sale with a cost basis of $10,000 and (2) exchanged its 9.1756% interest in a limited liability company valued at $300,000.

Effective August 1, 2016, the company amended the CFC Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee.

For the six months ended June 30, 2017 and the year ended December 31, 2016 the company issued 194,339 and 126,782 shares of the company common stock were issued for a value of $18,219 and $15,407 in interest for the same period.

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

Note Payable:

In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is 9.5% until paid in full and monthly payments are $830. At June 30, 2017, the balance owing is $23,610.

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

Genesis Financial, Inc.

Notes to (unaudited) Financial Statements

of Series B Preferred to common stock. On June 26, 2015, 1,649,500 shares of Series B Preferred were converted into 4,123,750 common shares.

As of June 30, 2017 and December 31, 2016, no shares of Series B Preferred Stock are issued, outstanding or obligated.

NOTE 8— RELATED-PARTY TRANSACTIONS:

Related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI.

Coghlan Family Corporation, Coghlan, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). JC Housing, LLC is owned 33.33% by John R. Coghlan and 33.33% by Clint Lohman. Mr. Lohman is a director of GFI. John R. Coghlan has managing agreement with the real estate limited liability companies.  Michael Lavigne is an officer and director of Placer Creek Mining Company. Mr. Lavigne is an officer and director of GFI.

In addition to transactions described in Notes 2, 3, 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the quarters ended June 30, 2017 and year ended December 31, 2016.

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

On April 19, 2017, the Company issued 50,000 shares of common stock for as director compensation valued at Ten Cents per share.

As of June 30, 2017, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreements are stated in the operating agreement of each limited liability companies.

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

Genesis Financial, Inc.

Notes to (unaudited) Financial Statements

Issue date	Shares Issued	Interest Amount
June 30, 2017	37,740	$3,019
May 31, 2017	39,041	$3,123
April 30, 2017	37,740	$3,019
March 31, 2017	39,041	$3,123
February 28, 2017	23,425	$2,811
January 31, 2017	17,352	$3,123
1st & 2nd Quarter 2017 Totals	194,339	$18,219
December 31, 2016	17,352	$3,123
November 30, 2016	16,773	$3,019
October 31, 2016	31,233	$3,123
September 30, 2016	30,192	$3,019
August 31, 2016	31,233	$3,123
2016 Total	126,782	$15,407

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

Coghlan, LLC

There was no activity for the years ending December 31, 2016 and six months ended June 30, 2017.

JC Housing, LLC

There was no activity for the years ending December 31, 2016 and six months ended June 30, 2017.

West 3773 Fifth, LLC

As of June 30, 2017, the Company continues a month-to-month tenancy with monthly rent of $1,250.

Michael Lavigne, Director

In 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company. (See Note 4)

On April 19, 2017, the Company issued 50,000 shares of common stock as director compensation valued at Ten Cents per share.

Clint Lohman, Director

On April 19, 2017, the Company issued 50,000 shares of common stock as director compensation valued at Ten Cents per share.

Virginia Walters, Director

On April 19, 2017, the Company issued 50,000 shares of common stock as director compensation valued at Ten Cents per share.

Genesis Financial, Inc.

Notes to (unaudited) Financial Statements

NOTE 9— SUBSEQUENT EVENT:

On July 17, 2017, by board action the Company sold a commercial rental property to Coghlan Family Corporation for $30,000 resulting in a loss of ($17,670), respectively.

On August 2, 2017, Genesis Financial, Inc. (OTCQB: GFNL), entered a Non-Binding Letter of Intent to acquire Epoint Payment Corp.  The proposed acquisition is subject to a "due diligence" period which will end on, or before October 31, 2017. (See 8-K filed August 7, 2017)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2017 compared to quarter ended June 30, 2016.

Revenues

Total revenues for the quarter ending June 30, 2017 were $23,008 compared to $8,351 for the same quarter ending June 30, 2016.  The majority of the revenue for the quarters ended June 30, 2017 and 2016 was from rental, interest and loan fee income. The increase in revenue was the result of proceeds from the sale real estate owned and the loans held for sale making regular payments.

Net loss from operations was ($165,765) and ($443,963), respectively, for the quarters ending June 30, 2017 and 2016.  The decrease was due to a realized loss on sale of available for sale security of $497,787 for the quarter ended June 30, 2016.

Our total loan portfolio held for sale at June 30, 2017, was $345,845. The carrying loan values that were in payment default were $229,117, respectively.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended June 30, 2017 and 2016, were $70,864 and $77,069, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2017 and 2016 were ($6,205) and $4,912, respectively.

Interest Expense

For the quarters ending June 30, 2017 and 2016, interest expense amounted to $11,394 and $833, respectively. The increase in interest expense reflects the amendment to the CFC Warehouse line of credit which calls for the payment of interest at the rate of 4%.  These interest payments have been paid in common stock.

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

We consider the terms of the lines of credit to be acceptable. As of June 30, 2017 and December 31, 2016, the balances on the combined lines of credit were $1,115,000 and $1,130,000, respectively. Interest expense on the lines of credit will fluctuate in future periods with inventory levels.

Six Months ended June 30, 2017 compared to six months ended June 30, 2016

Revenues

Total revenues for the six months ending June 30, 2017 were $33,155 compared to $33,381, respectively, for the same six months ending June 30, 2016.  The majority of the revenue for the six months ended June 30, 2017 and 2016 was from rental, interest and loan fee income.

Net loss from operations was ($219,974) and ($359,954), respectively, for the six months ending June 30, 2017 and 2016. The decrease was due to a realized loss on sale of equity securities in the amount of $497,787 in 2016.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the six months ended June 30, 2017 and 2016, were $117,802 and $117,473, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended June 30, 2017 and 2016 were $329 and $9,005, respectively.

Interest Expense

For the six months ending June 30, 2017 and 2016, interest expense amounted to $22,672 and $4,524, respectively. The increase in interest expense reflects the amendment to the CFC Warehouse line of credit which calls for the payment of interest at the rate of 4%.  These interest payments have been paid in common stock.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017 and December 31, 2016, we had cash available of $20,084 and $10,639, respectively, and $85,000 and $70,000 were available under our bank line of credit.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

The Company is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires December 1, 2017. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At June 30, 2017 the balance was $165,000.

At June 30, 2017, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $950,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. Effective August 1, 2016, the company amended the Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee.

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

For the quarters ending June 30, 2017 and 2016, our net cash flows used by operating activities were ($67,505) and ($230,427), respectively. The reason for the increase in 2016 was the loss realized on sale of equity securities.

For the period ended June 30, 2017 and 2016 the cash flows used by investing activities was $96,725 and $392,147. The reason for the increase in 2016 was the sale of real estate limited liability company interests.

During these periods our net cash provided by (used by) financing activities was ($19,775) and ($167,699), respectively.  The reason for the decrease for the period ended June 30, 2016 was the pay down of the Riverbank line of credit.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2017 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Presently, we are not subject to any material legal proceedings.  In the normal course of business, the Company initiates legal proceedings associated with judicial foreclosure actions related to our loan portfolio.

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, the company issued 114,521 shares of common stock valued at $9,162 in consideration for interest paid on the Company's Warehouse Line of Credit Promissory Note Agreement with Coghlan Family Corporation.

On April 19, 2017, the board of directors authorized the issuance of Fifty Thousand (50,000) common shares to each of its four directors as director compensation for past services.  The shares were valued at Ten ($0.10) Cents per share which was the bid price on the date of the grant.

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
101*

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2017

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director

20