Form 10-Q
period 2017-09-30
GENESIS FINANCIAL INC
filed 2017-11-01
CIK 1183082

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ending September 30, 2017

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

As of October 26, 2017 there were 17,594,992 shares of common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.  Controls and Procedures.

18

PART II - OTHER INFORMATION

19

Item 1.  Legal Proceedings.

19

Item 1A.  Risk Factors

19

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults upon Senior Securities.

19

Item 4.  Mine Safety Disclosures.

19

Item 5.  Other Information.

19

Item 6.  Exhibits

20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS FINANCIAL, INC.
Condensed Balance Sheets
	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,534	$10,639
Interest and other receivables	-	16,748
Investments in real estate limited liability companies	109,356	104,940
Loans held for sale	325,756	347,755
Real estate owned	-	14,999
Total current assets	437,646	495,081
NON-CURRENT ASSETS:
Long-term investments	362,619	362,619
Real estate leasehold interest, net of accumulated amortization of $80,848 and $70,527, respectively	93,000	204,423
Rental property, net of accumulated depreciation of $-0- and $4,733, respectively	-	121,895
Office equipment, net of accumulated depreciation of $7,283 and $6,865, respectively	650	1,067
Total non-current assets	456,269	690,004

Total assets	$893,915	$1,185,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit, related party	$950,000	$950,000
Line of credit, bank	177,500	180,000
Note payable	-	28,385
Other current liabilities	10,000	1,115
Total current liabilities	1,137,500	1,159,500
LONG-TERM LIABILITIES
Convertible note payable to officer	-	-
COMMITMENT AND CONTINGENCIES (Note 6)	-	-
STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value: 2,290,000 authorized,
none issued and outstanding, respectively	-	-
Common stock, $.001 par value, 100,000,000 authorized,
17,594,992 and 17,200,653 issued and outstanding, respectively	17,595	17,201
Additional paid-in capital	8,636,357	8,598,531
Accumulated deficit	(8,897,537)	(8,590,147)
Total stockholders’ equity	(243,585)	25,585

Total liabilities and stockholders' equity	$893,915	$1,185,085

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC. Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Interest, processing fees and other income	$4,643	$11,673	$27,073	$34,526
Rental income	1,200	6,000	11,925	16,528
Net revenues	5,843	17,673	38,998	51,054

EXPENSES:
Fair value adjustment	20,000	44,761	20,000	44,761
Loss on impairment of real estate lease hold interest	-	-	101,102	-
Loss (income) on investment in real estate LLC	-	4,097	376	(265,638)
Loss on sale of available for sale security	-	-	-	497,787
Loss on sale of rental property to related party	17,670	-	17,328	-
(Gain) on sale of loan	-	-	-	(21,258)
Salaries	9,000	10,250	27,000	35,750
Interest expense, related party	-	6,142	18,219	8,297
Interest expense, other	2,257	83	6,710	2,452
Financing expense, related party	-	-	-	29,000
Depreciation	139	877	995	2,630
Amortization	-	5,161	10,321	15,482
Rental property expense	1,273	2,437	4,637	13,508
Office occupancy and other	42,919	43,031	139,700	147,403
Total operating expenses	93,259	116,839	346,387	510,174

NET LOSS	(87,416)	(99,166)	(307,390)	(459,120)

COMPREHENSIVE INCOME (LOSS):
Unrealized loss on available for sale securities	-	-	-	(24,357)
Reclassification of unrealized loss on available for sale security	-	-	-	497,787
Total other comprehensive income (loss)	-	-	-	473,430

COMPREHENSIVE INCOME (LOSS)	$(87,416)	$(99,166)	$(307,390)	$14,310

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES:
BASIC AND DILUTED	17,594,992	17,067,003	17,432,030	16,897,568

See accompanying notes to condensed financial statements.

GENESIS FINANCIAL, INC. Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES	$(103,945)	$(373,614)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of rental properties	107,585	-
Proceeds from sale of real estate owned	19,140	-
Proceeds from sale of real estate limited liability company	-	389,934
Proceeds from sale of investment available for sale security	-	2,213
Net cash provided (used) by investing activities	126,725	392,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from line of credit from bank, net	20,000	139,714
(Repayment) from line of credit from bank, net	(22,500)	(175,000)
Borrowings (repayment) of note payable	(28,385)	724
Net cash provided (used) by financing activities	(30,885)	(34,562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	(8,106)	(16,029)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,639	31,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,534	$15,272

NONCASH TRANSACTIONS
Convertible note payable to officer converted to common stock	$-	$250,000
Loans held for sale converted to REO	-	88,117
Investment in real estate limited liability company exchanged for reduction of line of credit with related party	-	300,000
Loans held for sale exchanged for reduction in line of credit with related party	-	10,000
REO converted to rental property	-	69,761
Common stock issued for interest owing on line of credit with affiliate company	18,219	-
Common stock issued to Directors for services	$20,000	$-

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

The financial statements of GFI, presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2017 and September 30, 2016.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2016 as filed with Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants, stock options and common stock issuable on conversion of preferred stock unless such shares are deemed to be anti-dilutive such as when a net loss is present. The dilutive effect of convertible debt and outstanding securities, in periods of future income, would be as follows as of September 30, 2017 and September 30, 2016;

	September 30,
	2017	2016
Stock options	-	261,000
Convertible preferred stock	-	-
Convertible debt	-	-
Total possible dilution	-	261,000

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the reported results of operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE:

The Company's fair value of loans held for sale consisted of the following:

	September 30, 2017	December 31, 2016
Residential	$99,072	$120,912
Commercial	226,684	226,843
Loans held for sale - Total	$325,756	$347,755

The following table presents a reconciliation of loans held for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017 and 2016:

	September 30,
	2017	2016
Beginning Balance	$347,755	$503,890
New loans	-	166,079
Principal payments received	(1,999)	(14,355)
Proceeds on sale of loans	-	(120,000)
Gain on sale of loans	-	21,258
Converted to rental property	-	(88,117)
Loan exchanged for reduction in line of credit, related party	-	(10,000)
Fair value adjustment	(20,000)	-
Repossession expenses	-	4,765
Ending Balance	$325,756	$463,520

During the quarter ended September 30, 2017, the Company booked a fair value adjustment of ($20,000) based on inability to foreclose on a property in Texas. In 2016, the Company sold two loans with a basis of $103,742 for $125,000 for a gain of $21,258.

NOTE 3- REAL ESTATE OWNED:

The Company's fair value of REO consisted of the following:

	September 30, 2017	December 31, 2016
Residential	$-	$-
Land	-	14,999
Commercial	-	-
Total	$-	$14,999

The following table presents the change in balance sheet carrying values associated with REO for the nine months ended September 30, 2017 and 2016:

	September 30,
	2017	2016
Beginning Balance	$14,999	$27,451
REO transferred from loans held for sale	-	88,117
Proceeds from sales of REO	(19,140)	-
Gain on sale of REO	4,141	-
REO converted to rental property	-	(69,761)
Fair value adjustment	-	(20,000)
Net change in holding costs	-	(416)
Ending Balance	$-0-	$25,391

During the nine months ended September 30, 2017, by board action, the Company sold two REO's with a basis of $14,999 for $19,140 for a gain of $4,141 to a related party (See Note 8).

NOTE 4 — OTHER ASSETS:

Long term investments:

Flyback Energy, Inc.:

In December 2015, the Company reduced the carrying value of its Flyback Energy common shares to $0.067 per share, or $212,619, and recorded an impairment change of $1,037,381 based on the last known common share sale. We believe that Flyback Energy, Inc. is a development stage company being financed by outside sources of capital. Flyback is in the stages of developing a prototype efficiency generator. At this time, Flyback is not guaranteed future financing.

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

Digi is a startup company in the business of manufacturing and leasing outdoor advertising signs. Digi has experienced some permitting delays in its initial phase of product leasing and installation in the Washington, D.C. area and it is not known when these issues will be settled.

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

On May 19, 2016, by board action the Company sold its interest in Ambient Water Corporation to John R. Coghlan (see Note 8) for $0.0003 per share, the fair value of the stock on the day of sale for proceeds of $2,213, resulting in a recognized loss of $497,787.

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company acquired investments in two Washington state real estate limited liability companies for $225,000. During the quarter ended March 31, 2016 one limited liability company was sold for $399,934 resulting in a gain of $139,821. During the quarter ended June 30, 2016, by board action the Company exchanged its 9.1756% interest in the other limited liability company to Coghlan Family Corporation “CFC” (see Note 8) for $300,000, resulting in a gain on sale of $131,625. The transaction was made by reducing the balance payable to CFC’s revolving line of credit.  As required by the operating agreement of Wenatchee Riverview, LLC, CFC offer was disclosed to all other LLC members permitting one or more members to participate or bid higher for the interest.  No other members submitted an offer and the Board of Directors of the Wenatchee Riverview, LLC approved the sale.

In 2013, the Company contributed its investment in one real estate owned property with a basis of $51,600 to a newly formed limited liability company in exchange for a 12.9% interest in the new company. As of September 30, 2017 the Company holds a 13.1% interest in this company.

In 2014, the Company contributed its investment in one real estate owned property with a basis of $47,925 to a newly formed limited liability company in exchange for 31.95% interest in the new company. As of September 30, 2017 the Company still holds a 31.95% interest in this company.

These companies are 100% controlled and managed by Genesis Finance Corporation and John Coghlan, related parties. (See Note 8)

Investments are accounted for using the equity method.  During the three months ended September 30, 2017 and 2016, the Company recorded (income) loss of $-0- and $4,097, and for the nine months ended September 30, 2017 and 2016, the Company recorded a (income) loss of $376 and ($265,638), respectively. During the nine months ended September 30, 2017 and 2016, the Company advanced $4,792.50 and $-0- for property taxes and interest owing.  Losses generally represent our portion of this real estate company’s loss for the same period.

Rental Property:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, and is accounting for the company’s carrying value of $85,534 as a rental property. The property was subsequently leased on a three year lease agreement for $1,500 per month. During the three months ended September 30, 2017 and 2016, the company recognized $-0- and $4,500 in rental income. During the nine months ended September 30, 2017 and 2016, the company recognized $3,000 and $13,500 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. The company recorded depreciation of $-0- and $2,630 for the nine months ended September 30, 2017 and 2016. On March 8, 2017, by board action the Company sold this property to Coghlan Family Corporation (see Note 8) for $77,585, resulting in a gain on sale of $342. The purpose of the sale was to generate working capital for the Company.

In September 2016, the Company foreclosed on a loan previously held for sale in Lewiston, Idaho through the bankruptcy courts, the property is being operated as Emperor of India restaurant. The property was placed into real estate owned during the quarter ended June 30, 2016. It was held at a net carrying value of $69,761. The restaurant was subsequently leased on a two year lease agreement for $1,200 per month with an option to purchase for $45,000 less a $400 monthly credit toward the option price. During the three and nine month ended September 30, 2017 the company recognized $1,200 and $1,500 in rental income, respectively. Fair value of the property was determined to be $45,000 on the date of transfer based on appraisal and contract terms of the lease. In July the Company sent out a notice of default and decided to sell the interest to a related party. On July 17, 2017, by board action the Company sold a commercial rental property to Coghlan Family Corporation (see Note 8) for $30,000 resulting in a loss of ($17,670), respectively.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project"). Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. In 2015, the Company purchased two trailer for $30,000. For the three months ended September 30, 2017 and 2016, the Company recorded amortization of $-0- and $5,161, respectively and had none and four lots leased with rental income of $-0-, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded amortization of $-0- and $15,482, respectively and had none and four lots leased and had rental income of $-0- and $1,528, respectively.

For the nine months ended September 30, 2017, the Company’s carrying value of the property had a fair value estimated at $63,000 (not including travel trailers). The Company booked a fair value adjustment of ($101,102). We based the estimate on the discounted cash flows generated by the property.

NOTE 5 — LINES OF CREDIT:

GFI has a $250,000 line of credit with Riverbank.  At September 30, 2017 and December 31, 2016 the balance owing was $177,500 and $180,000, respectively. The line of credit had a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI. On December 7, 2016 the line of credit was extended to December 1, 2017 at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. At September 30, 2017 the interest rate was 5.25%. The Riverbank line prohibits the CFC line from being paid down below the amount owed to Riverbank during the loan term.  The line is payable on demand and is personally guaranteed by John R. and Wendy B. Coghlan, related parties of the Company.

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC. At September 30, 2017 and December 31, 2016 the balance owing was $950,000. CFC is an affiliated company controlled by John R. Coghlan and Wendy B. Coghlan. At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate. (See 8-K filed February 8, 2016)

In 2016, the Company, by board action authorization, exchanged two assets for a $310,000 principal reduction in the CFC Warehouse Line of Credit. The Company (1) exchanged a loan held for sale with a cost basis of $10,000 and (2) exchanged its 9.1756% interest in a limited liability company valued at $300,000.

Effective August 1, 2016, the company amended the CFC Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee. Effective July 1, 2017 CFC agreed to waive the interest and origination fees until December 31, 2017, or earlier if the Epoint Capital Stock Exchange Agreement fails to close.

For the nine months ended September 30, 2017 and the year ended December 31, 2016 the company issued 194,339 and 126,782 shares of the company common stock were issued at the public market bid price for a value of $18,219 and $15,407 in interest for the same period.

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

Note Payable:

In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is 9.5% until paid in full and monthly payments are $830. On August 30, 2017, the Company paid the note in full.

NOTE 7 — EQUITY

Series B Preferred Stock

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,290,000 shares of Series B Preferred Stock.  The designated Series B Preferred Stock consisted of 2,000,000 shares with a par value $1.00; is non-dividend bearing, and was convertible to Common Stock at $.40 per share subject to any recapitalization. The Company subsequently amended the share amount to 2,290,000. The holders of the Preferred Stock were entitled to receive, prior and in preference to any Distributions of any assets of the Corporation to the holders of the Common Stock.

On May 18, 2015, the Company by majority consent of Preferred Shareholder agreed to convert all of the outstanding shares of Series B Preferred to common stock. On June 26, 2015, 1,649,500 shares of Series B Preferred were converted into 4,123,750 common shares.

As of September 30, 2017 and December 31, 2016, no shares of Series B Preferred Stock are issued, outstanding or obligated.

Common Stock

Effective August 1, 2016 the terms of the amended Warehouse Line of Credit changed to issuing stock for the interest due on the line of credit monthly. For the year ended December 31, 2016, 126,782 shares of common stock were issued for interest and 50,000 shares of common stock were issued for renewal fee for a value of $20,407, respectively. For the nine months ended September 30, 2017, 194,339 shares of common stock were issued for interest for a value of $18,219, respectively.  As of July 1, 2017 the interest and fee have been waived. (See Note 5)

On April 19, 2017, the Company issued 200,000 shares of common stock as director compensation valued at Ten Cents per share.

NOTE 8 — RELATED-PARTY TRANSACTIONS:

Related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI.

Coghlan Family Corporation, Coghlan, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). John R. Coghlan has managing agreement with the real estate limited liability companies.  Michael Lavigne is an officer of Digi Out Door Media, Inc. Mr. Lavigne is an officer and director of GFI. Clint Lohman is a director of GFI. Virginia Walters is an officer and director of GFI.

In addition to transactions described in Notes 2, 3, 4, 5 and 6, the Company had the following related party transactions for the quarters ended September 30, 2017 and year ended December 31, 2016.

John R. Coghlan, Officer and Director

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

On November 2, 2016, John R. Coghlan purchased 315,333 common shares of Genesis Financial Inc. from Michael Kirk, a former officer of the company for $29,872.

On November 21, 2016, John R. Coghlan terminated his stock options agreement with the Company.

On December 7, 2016, John R. and Wendy Coghlan personally guaranteed our Riverbank line of credit.

On April 19, 2017, the Company issued 50,000 shares of common stock for as director compensation valued at Ten Cents per share.

As of September 30, 2017, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement is stated in the operating agreement of each limited liability companies.

Coghlan Family Corporation “CFC”

On May 18, 2016, by board action the Company exchanged its 9.1756% interest in Wenatchee Riverview, LLC to CFC for a $300,000 reduction in the line of credit with CFC, a gain of $131,417 was realized by the Company.

On May 19, 2016, by board action the Company exchanged a loan held for sale for a $10,000 reduction in the line of credit with CFC.

Effective August 1, 2016 the terms of the amended Warehouse Line of Credit changed to issuing stock for the interest due on the line of credit monthly. The table below shows the issue dates, number of shares issued and amount of interest being paid. As of July 1, 2017 interest is waived. (See Note 5)

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

July 17, 2017, by board action the Company sold a rental property for $30,000, resulting in a loss of ($17,670).

Coghlan, LLC

There was no activity for the years ended December 31, 2016 and for the Nine months ended September 30, 2017.

West 3773 Fifth, LLC

As of September 30, 2017, the Company continued a month-to-month tenancy with monthly rent is $1,250.

Michael Lavigne, Secretary and Director

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

Virginia Walters, Treasurer and Director

On April 19, 2017, the Company issued 50,000 shares of common stock as director compensation valued at Ten Cents per share.

NOTE 9 — SUBSQUENT EVENTS:

The Company has analyzed its operation subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

PLAN OF OPERATIONS.

On September 8, 2017, Genesis Financial, Inc. (the "Company") entered into a Capital Stock Exchange Agreement (the “Exchange Agreement”) with EPOINT Payment Corp., a Delaware corporation ("EPOINT"). The anticipated target closing date is no later than December 31, 2017, or such earlier date as may be determined by the parties.  During the fourth quarter, the Company will proceed to perform its obligations under the Exchange Agreement. For additional details please review the Exchange Agreement filed on our Current Report filed on September 11, 2017.

Over the course of the next three months, we will continue to concentrate on resolving delinquencies and repossession situations.  We are not capitalized at a level that allows holding of significant amounts of loans and as a result, we will continue to work toward short term turnover.

We plan to reduce the number of loan purchase transactions. We intend to focus our efforts on real estate development lending transactions both as a lender or as a participant which we believe will improve our cash flow.

After the fourth quarter, following the acquisition of EPOINT, the Company will focus its business efforts on financial services delivering a range of products and services including but not limited to, micro credit advances, mobile phone device financing, money transfers, mobile wallet and prepaid debit cards, bill payments, mobile top up, check processing, insurance and travel.

RESULTS OF OPERATIONS.

Quarter ended September 30, 2017 compared to quarter ended September 30, 2016.

Revenues

Total revenues for the quarter ending September 30, 2017 were $5,843 compared to $17,673 for the same quarter ending September 30, 2016.  The majority of the revenue for the quarters ended September 30, 2017 and 2016 was from rental, interest and loan fee income. The decrease in revenue was the result of reduction rental income due to the decline in oil prices that impacted our rental property in North Dakota and the reduction in accrued interest.

Net loss from operations was ($87,416) and ($99,166), respectively, for the quarters ending September 30, 2017 and 2016. The net operating loss was due to the decrease in revenue.

Of the loans held for sale at September 30, 2017, $219,022 were in payment default.  We believe the defaults and repossessions are directly related to the national real estate market collapse.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the quarters ended September 30, 2017 and 2016 were $51,919 and $53,282, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the fiscal quarters ended September 30, 2017 and 2016 were ($1,363) and $1,356, respectively.  The primary reason for the decrease in 2017 was due to reduction in salary.

Interest Expense

For the quarters ending September 30, 2017 and 2016, interest expense amounted to $2,257 and $6,225, respectively. The reduction is the result of converting a note to common stock.

Interest expense was incurred on borrowings under lines of credit with Riverbank, an unaffiliated lender, and the convertible note payable with John R. Coghlan, an affiliated person, now converted and the line of credit with Coghlan Family Corporation, an affiliated company.

We are currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an interest rate 5.25%.  The line of credit also included a one-half percent origination fee.  The line of credit was extended to December 1, 2017. As of September 30, 2017 and December 31, 2016, the balances were $177,500 and $180,000, respectively.

We also are currently operating under a secondary $2,500,000 line of credit with Coghlan Family Corporation, an affiliated company. On August 1, 2016, the company amended the CFC Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee. Effective July 1, 2017 CFC agreed to waive the interest and origination fees.

For the quarter ended September 30, 2017 and 2016 the company issued none and 61,425 shares of the company common stock were issued for a value of $-0- and $6,142 in interest for the same period.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016.

Revenues

Total revenues for the nine months ending September 30, 2017 were $38,998 compared to $51,054 for the same period ending September 30, 2016.  The majority of the revenue for the nine months ended September 30, 2017 and 2016 was from rental, interest and loan fee income. The decrease in revenue was the result of reduction rental income due to the decline in oil prices that impacted our rental property in North Dakota.

Net loss from operations was ($307,390) and ($459,120), respectively, for the nine months ending September 30, 2017 and 2016. The decrease was due to a loss on impairment of real estate lease hold interest of $101,102 in 2017 compared to realized loss on sale of securities for $497,787 and a gain on investments in real estate LLC of $265,638 in 2016.

General and Administrative Expenses

General and administrative expenses (“G&A”) for the nine months ended September 30, 2017 and 2016 were $166,700 and $183,154, respectively. G&A primarily consists of management and professional fees for legal and auditing.  The changes for the nine months ended September 30, 2017 and 2016 were ($16,454) and $19,668, respectively.

Interest Expense

For the nine months ending September 30, 2017 and 2016, interest expense amounted to $24,929 and $10,749, respectively. The reason for the interest increase was the suspension of the interest waiver on the CFC line of credit (see Note 5).

LIQUIDITY AND CAPITAL RESOURCES.

At September 30, 2017 and December 31, 2016, we had cash available of $2,533 and $10,639, respectively, and $72,500 and $70,000 were available under our bank line of credit. Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

Genesis is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with a variable interest rate equal to the prime rate index rate (as published in the Wall Street Journal) plus 1%, with a floor of four and one-half percent.  The line of credit also included a one-half percent origination fee.  The line of credit expires December 1, 2017. The line is payable on demand and is personally guaranteed by John and Wendy Coghlan. At September 30, 2017 the balance was $177,500.

At September 30, 2017, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation, Inc. (“CFC”) with a balance of $950,000. CFC is an affiliated company controlled by a director and principal shareholder of the Company. The interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%.  The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of Genesis’ assets but is subordinate to the RiverBank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. In February 2016 the maturity date was extended and on August 1, 2016, the company amended the Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 50,000 shares of its common stock valued at $5,000 as a loan renewal fee. Effective July 1, 2017, CFC has waived the interest and commitment fee.

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

For the Nine months ending September 30, 2017 and 2016, our net cash flows provided by (used by) operating activities were ($103,949) and ($373,614), respectively. The reason for the increase in 2016 was the realized loss on available for sale security.

For the period ended September 30, 2017 and 2016 the cash flows used by investing activities was $126,725 and $392,147, respectively. The reason for the decrease in 2017 compared to 2016 was the Company sold fewer assets in 2017.

During these periods our net cash provided by (used by) financing activities was ($30,885) and ($34,562), respectively.  The reason for the decrease for the period ended September 30, 2017 was Note payable being paid in full compared to repayment of the line of credit with the bank in 2016.

The Company’s principal sources of cash are from interest, loan fees, rental income, asset sales, related party loans, unaffiliated party loans, funding agreements and common stock private placements. The Company anticipates that our primary uses of cash will need to be supplemented in order to meet the demands upon its current operations, and the need for additional funds to finance ongoing acquisitions of seller financed real estate receivables and originations of commercial real estate hard money loans, and the expense of the litigating of delinquent contracts and loans, and the maintenance and resale costs of repossessed properties.

OFF-BALANCE SHEET ARRANGEMENTS.

The Company has no off-balance sheet arrangements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS.

Please see Note 1 of our consolidated financial statements that describes the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2017 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Presently, we are not subject to any material legal proceedings which might have an adverse impact on our financial statements.  In the normal course of business, the Company is the initiator of legal proceedings associated with judicial real estate foreclosures and title insurance matters related to our loan portfolio collateral interests.

Item 1A.  Risk Factors

Not Applicable to Smaller Reporting Companies.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)

Exhibits

Exhibit No.	Description

2.0	Capital Stock Exchange Agreement dated September 8, 2017 filed on Current Report Form 8-K September 11, 2017
10.1	Amendment to Warehouse Line of Credit Promissory Note dated August 1, 2016

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101

The following materials from Genesis Financial, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2017

Genesis Financial, Inc.

(Registrant)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: President, Chief Executive Officer

Chief Financial Officer (Principal Accounting Officer)

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Treasurer and Director