Form 10-K
period 2017-12-31
GENESIS FINANCIAL INC
filed 2018-02-14
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2017

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  333-103331

Genesis Financial, Inc.

(Name of Issuer in its Charter)

Wyoming	03-0377717
(State of Incorporation)	(IRS Employer Identification No.)

3773 St., Ste. 301, Post Falls, ID	83854
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price of such common equity of the registrant’s common stock on the Over the Counter QB was $868,928. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at June 30, 2017, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2018 there were 879,763 common shares issued and outstanding.

Genesis Financial, Inc.

FORM 10-K

December 31, 2017

TABLE OF CONTENTS

PART I

3

ITEM 1.  Business.

3

ITEM 1A.  Risk Factors

9

ITEM 1B.  Unresolved Staff Comments

9

ITEM 2.  Properties

9

ITEM 3.  Legal Proceedings

9

ITEM 4.  Mine Safety Disclosures

9

PART II

10

ITEM 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

10

ITEM 6.  Selected Financial Data

10

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

15

ITEM 8.  Financial Statements and Supplementary Data.

16

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

34

ITEM 9A.  Controls and Procedures.

34

ITEM 9B.  Other Information.

35

PART III

35

ITEM 10.  Directors, Executive Officers and Corporate Governance

35

ITEM 11.  Executive Compensation

36

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

38

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

39

ITEM 14.  Principal Accounting Fees and Services.

41

PART IV

42

ITEM 15.  Exhibits and Financial Statement Schedules

42

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

OVERVIEW

New Developments

On September 8, 2017, Genesis Financial, Inc. (the "Company") entered into a Capital Stock Exchange Agreement (the “Exchange Agreement”) with EPOINT Payment Corp., a Delaware corporation ("EPOINT"). The anticipated target closing date is no later than February 15, 2018, or such earlier date as may be determined by the parties.  During the first quarter of 2018, the Company will proceed to perform its obligations under the Exchange Agreement.  For additional details please review the Exchange Agreement filed on our Current Report filed on September 11, 2017.

Following the acquisition of EPOINT and in accordance with the Exchange Agreement's provisions, the Company plans to immediately commence the disposal and discharge of its pre-acquisition assets and the majority of its liabilities.  The combined companies will focus their business efforts on financial services delivering a range of products and services including but not limited to, micro credit advances, mobile phone device financing, money transfers, mobile wallet and prepaid debit cards, bill payments, mobile top up, check processing, insurance and travel.

On December 12, 2017, the Company implemented a twenty for one (20:1) reverse split. In this annual report unless otherwise noted, all references to share activity are retrospectively adjusted to post-split figures.

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

In the latter part of 2008, national economic conditions made any real estate lending very precarious, forcing the Company to againevaluate its business plan. Real estate loans again became our primary target.  GFI has been forced to focus its business towards more commercial real estate lending.

COMPETITIVE ADVANTAGE. In this competitive environment, GFI sought to distinguish its offering from those of our competitors through excellent service, rapid customer response, and consistent and fair underwriting evaluations and procedures. We believed that our market focus on superb service and our existing contacts in the industry would provide a sustainable competitive advantage.  We also believed that our ability to diversify into other related markets, such as commercial real estate lending, would give us a competitive advantage. From January 1, 2009 through December 31, 2011, the Company out-sourced all its operations and servicing functions to reduce expenses, and further tightened underwriting parameters, while management focused on selling repossessed collateral properties and reducing company debt. We outsourced portfolio management to Genesis Finance Corporation, a company owned and controlled by Mike Kirk, a former executive officer and director of Genesis Financial, Inc.

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

Digi Outdoor Media, Inc.

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

On December 31, 2017, the Company due to legal action concerning Digi Outdoor Media booked an impairment charge of $150,000 to reduce the carrying value to $-0-.

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

Rental Properties:

At the end of 2013, the Company foreclosed a $85,534 loan held for sale in Lebanon, Oregon through the bankruptcy courts, the property is currently being operated as Duffy’s Bar. The bar was subsequently leased on a three (3) year lease agreement for $1500 per month, with the tenant paying all utilities and insurance. During the years ended December 31, 2016 and 2017, the company recognized $18,000 and $3,000 in rental income. This is a commercial building being depreciated over thirty-nine (39) years. Depreciation accrues at $179 per month. The company recorded depreciation of $2,143 and $-0- for the years ended December 31, 2016 and 2017. On March 8, 2017, by board action, the Company sold this property to Coghlan Family Corporation for $77,585, resulting in a gain on sale of $342.

In September 2016, the Company foreclosed on a loan previously held for sale in Lewiston, Idaho through the bankruptcy courts, the property is being operated as Emperor of Indian restaurant. The property was placed into real estate owned during the six month ended June 30, 2016. It was held at a net carrying value of $69,761. The restaurant was subsequently leased on a two year lease agreement for $1,200 per month with an option to purchase for $45,000. During the year ended December 31, 2016 and 2017 the company recognized $2,175 and $8,925 in rental income. Fair value of the property was determined to be $45,000 on the date of transfer based on appraisal and contract terms of the lease. This is a commercial building being depreciated over thirty-nine (39) years. The Company recorded depreciation of $692 and $577 for the year ended December 31, 2016 and 2017. On July 17, 2017, by board action, the Company sold this property to Coghlan Family Corporation for $30,000, resulting in a loss of ($17,670).

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

Limited Liability Corporations:

In 2013, the Company formed Hermiston 353, LLC to hold real property interests resulting from a loan foreclosure with multiple note interest holders of which Genesis holds a 13.1% interest valued at $54,691 as of December 31, 2017. In 2014, the Company formed North Edwards 435, LLC, another REO purposed entity to hold the real property interests resulting from a loan foreclosure with multiple note interest holders.  The Company's interest in North Edwards is 31.95% valued at $48,894 as of December 31, 2017.  The LLC’s are passive investments which each hold a single real estate REO property for sale.

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

EMPLOYEES

As of December 31, 2017 the Company had one part-time employee Virginia Walters.

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

ITEM 1A.  Risk Factors

Not applicable to Smaller Reporting Companies.

ITEM 1B.  Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

2.  Properties

The Company’s principal executive offices are located at 3773 West 5th Avenue, Suite 301, Post Falls, ID 83854. We have a month-to-month tenancy for our executive offices with West 3773 Fifth, LLC.  We believe that our office facilities are adequate for our present business activities.  Our annual rent is $14,500. The premises are owned by West 3773 Fifth, LLC which is 100% owned by John and Wendy Coghlan.  During fiscal year 2017, John Coghlan was the chairman of our board of directors, President, CEO and CFO.

The majority of the properties owned by the Company were acquired through foreclosure of various loans in our loan portfolio.  As of December 31, 2017, our REO properties have a total net carrying value of $-0- and Rental properties of $-0-.  The following table summarizes our REO properties:

Description	Location	Date Acquired	Units/Acres
One (1) lot and % RV park with clubhouse	Cusick, WA	2008	1 RV lot and 1.36% of RV park
Commercial Building	Lebanon, OR	2013	Commercial building and lot
Commercial Building	Lewiston, ID	2016	Commercial Building and lot

During fiscal year 2017 these three properties were sold to Coghlan Family Corporation.  See the "Related Party" footnotes for additional details.

ITEM 3.  Legal Proceedings

Presently, we are not subject to any material legal proceedings which might have an adverse impact on our financial statements.  In the normal course of business, the Company is the initiator of legal proceedings associated with judicial real estate foreclosures and title insurance matters related to our loan portfolio collateral interests.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Registrant's Common Equity And Related Stockholder Matters

Our common stock is quoted on the OTC Markets QB under the stock symbol GNFL.  The following table sets forth the high and low bid prices of our “post-split” common stock for the quarters ending December 31, 2016 and 2017 and interim periods.  The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table No. 1

Quarter Ended:

Fiscal 2016	High	Low
March 31	$5.80	$2.60
June 30	$4.00	$3.00
September 30	$3.01	$2.00
December 31	$3.60	$3.60

Fiscal 2017	High	Low
March 31	$2.40	$1.60
June 30	$2.00	$1.40
September 30	$3.40	$1.50
December 31	$4.00	$2.80

During the fourth quarter of 2017, the Company implemented a twenty for one (20:1) reverse stock split resulting in a higher share prices.   The market prices reported above have be adjusted to give retroactive effect to the reverse split.

(a)  Holders

As of December 31, 2017 our company had approximately 133 shareholders of record of its common stock holding 879,763 common shares.

(b)  Dividends

There are no restrictions imposed on the Company, which limit its ability to declare or pay dividends on its common stock, except for corporate state law limitations. No cash dividends have been declared or paid to date and none are expected to be paid in the foreseeable future.

(c)   Recent Sales of Unregistered Securities.

During the fourth quarter the Company did not offer or sell any equity securities.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

None

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

PLAN OF OPERATIONS

On September 8, 2017, Genesis Financial, Inc. (the "Company") entered into a Capital Stock Exchange Agreement (the “Exchange Agreement”) with EPOINT Payment Corp., a Delaware corporation ("EPOINT"). The anticipated target closing date is no later than February 15, 2018, or such earlier date as may be determined by the parties.  During the first quarter of 2018, the Company will proceed to perform its obligations under the Exchange Agreement.  For additional details please review the Exchange Agreement filed on our Current Report filed on September 11, 2017.

Following the acquisition of EPOINT and in accordance with the Exchange Agreement's provisions, the Company plans to immediately commence the disposal and discharge of its pre-acquisition assets and the majority of its liabilities.  The combined companies will focus their business efforts on financial services delivering a range of products and services including but not limited to, micro credit advances, mobile phone device financing, money transfers, mobile wallet and prepaid debit cards, bill payments, mobile top up, check processing, insurance and travel.

RESULTS OF OPERATIONS

Revenues

Fiscal Year ended December 31, 2017 compared to year ended December 31, 2016.

During the years ended December 31, 2017 and 2016, the Company recognized revenues of $48,911 and $87,023, respectively, comprised of interest, processing fees, rental income and other revenues. The decrease in 2017 was due to decreased rental and interest income.

Revenues were not sufficient to support our operations.  Net loss from operations for the years ended December 31, 2017 and 2016 were ($523,036) and ($660,031), respectively.  The primary reasons for the losses were on the sale of rental property, fair value adjustments, and legal and auditing expenses related to public company reporting requirements.

At December 31, 2017 and 2016, loans held for sale totaled $306,109 and $347,755, respectively. The decrease in 2017 was due to loans being paid down and fair value adjustments.

Of the loans held for sale at December 31, 2017 and 2016, 50% and 52% of loans, respectively, were in default.  The default loan balance values were $159,292, at December 31, 2017 and $180,912, at December 31, 2016. At December 31, 2017 one of the six loans in default is the subject of a judicial proceeding where the Company seeks to foreclose upon the real property securing the defaulted loans.

At December 31, 2017 and 2016, real estate owned (REO) totaled $-0- and $14,999, respectively.  The decrease in REO is the result of the sale of all of the REO properties. These properties were sold to Coghlan Family Corporation a related party (see Note 11).

In 2016 we foreclosed one commercial property and subsequently leased it on a two-year lease at $1,200 per month with granting the lessee an option to purchase the premises for $45,000. In 2017 we did not complete any loan foreclosures.

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

General and Administrative Expenses

General and administrative expenses (“G&A”) for fiscal years ended December 31, 2017 and 2016 were $225,567 and $228,912, respectively. G&A primarily consists of executive compensation, rent and professional fees for legal, accounting and public relations, utilities, depreciation and maintenance.  The year over year increases and (decreases) for the fiscal years ended December 31, 2017 and 2016 were ($3,345) and $19,109, respectively.  The primary reasons for the changes were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reasons for change
2017	($ 3,345)	Decrease due to reduction of depreciation and amortization expense
2016	$ 19,109	Increase due to Insurance and Public Company expense

Interest Expense

For the years December 31, 2017 and 2016, interest expense amounted to $28,512 and $26,547, respectively. The reason for the increase in interest expense is due to borrowing from the RiverBank line of credit and the new loan with Coghlan Family Corporation.

Interest expense was associated with our lines of credit with (1) RiverBank, an unaffiliated lender, (2) our line of credit with Coghlan Family Corporation, a related party and (3) note payable to Coghlan Family Corporation, a related party.

Loan Portfolio Composition

For the years ended December 31, 2013 through 2017, the loan portfolio of purchased, sold and originated is as follows.

Table No. 3

Loan Types Purchased, Sold and Originated

2013
		Residential		Commercial		Land		Other
Originated	-	$0	1	$100,000	1	$10,400	2	$378,857
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	2	$52,221	1	$288,368	-	$0	3	$408,857

2014
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	-	$0
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	2	$31,205	3	$239,437	4	$50,278	-	$0

2015
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	1	$15,000	1	$10,000
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	1	$43,725	-	$0	2	$25,337	-	$0

2016
		Residential		Commercial		Land		Other
Originated	1	$40,000	-	$0	-	$0	1	$31,366
Purchased	-	$0	1	$134,714	-	$0	-	$0
Sold	2	$55,251	-	$0	-	$0	-	$0

2017
		Residential		Commercial		Land		Other
Originated	-	$0	-	$0	-	$0	-	$0
Purchased	-	$0	-	$0	-	$0	-	$0
Sold	-	$0	1	$5,440	1	$13,700	-	$0

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

At December 31, 2017 and December 31, 2016, we had cash available of $5,215 and $10,639, respectively, and $55,000 and $70,000, respectively was available under our bank line of credit for the same periods.  Management considers the capital resources to be adequate to meet the current operating needs of the Company for the next twelve months.

GFI is currently operating under a primary $250,000 line of credit with Riverbank, an unaffiliated lender, with an variable interest rate of 5.50%. The line of credit also included a one-half percent origination fee.   Coghlan Family Corporation advanced GFI $175,441.43 and discharged the Riverbank loan on February 1, 2018.

At December 31, 2017, the Company had a $2,500,000 Line of Credit Agreement with the Coghlan Family Corporation (“CFC”) with a balance of $930,000. CFC is an affiliated company controlled by an officer, director and principal beneficial shareholder of the Company. Originally, the interest rate on the line is a variable interest rate equal to the prime rate index (as published in the Wall Street Journal) plus 1%. The line has a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets but is subordinate to the RiverBank line of credit loan agreement. Borrowings under the line are personally guaranteed by an officer of the Company.  Because of the weak economic conditions, effective January 1, 2012, CFC had agreed to (1) extend the due date to January 1, 2016, waive all interest beginning October 1, 2010, (2) waive the 12% default rate, (3) waive the financial covenants and (4) waive the commitment fee. (See 8-K filed February 8, 2016)  Effective August 1, 2016, the company amended the Warehouse Line of Credit Promissory Note Agreement to four (4%) percent interest to be paid monthly in common stock. In addition, the Company issued 2,500 “post-split” shares of its common stock valued at $5,000 as a loan renewal fee. Effective July 1, 2017, CFC has waived the interest and commitment fee.

In 2016 the Company, by board action, exchanged a loan held for sale with a basis of $10,000 and exchanged its 9.1756% interest in a limited liability company valued at $300,000 for a reduction in the line of credit of $310,000.

On November 13, 2017, the Company entered into a Promissory Note Loan Agreement with Coghlan Family Corporation, a related party (the "Lender").  The Loan Agreement is essentially a revolving line of credit with an initial advance of $25,000 with subsequent advances as requested by the Company.  This indebtedness will survive the proposed Epoint Payment Corp. acquisition transaction.  The loan bears interest at the rate of 6.0% interest and is due and payable on, or before May 15, 2018.  As an inducement to the Lender, the Company agreed to grant one share of post-reverse split common stock for each $2.50 of aggregate principal amount loaned ("Bonus Shares"). The Bonus Shares are due at the loan's maturity date which is May 15, 2018.   At December 31, 2017 the balance was $47,002.

Our capital resources have been adequate to fund our operations at a reasonable level during the year ended December 31, 2017 covered by this Annual Report.  We have paid close attention to our loan portfolio and maintained our funding requirements within our available resources. We receive interest and principal reductions (typically monthly) on loans which we hold in inventory.  We would require an increase in our capital base and an improvement in the real estate markets in order to increase revenue and create profitability.

For the years ending December 31, 2017 and 2016, our net cash flows used by operating activities were $140,973 and $167,827, respectively.  The reason for decrease for the year ended December 31, 2017 was the sale rental properties.

For the period ended December 31, 2017 and 2016 the cash flows used by investing activities was $121,932 and $138,814, respectively. The reason for the decrease in 2017 compared to 2016 was the Company sold fewer assets in 2017.

For the years ending December 31, 2017 and 2016, our net cash provided by financing activities was $13,617 and $8,351, respectively.  The reason for the increase for the period ended December 31, 2017 resulted from borrowing under a new loan payable.

We consider the terms of the lines of credit to be acceptable. As of December 31, 2017 and 2016, the total combined balances on the lines of credit were and $1,125,000 and $1,130,000, respectively. Interest expense on the lines of credit will fluctuate in future periods with loan reductions. The changes for the lines of credit for the years December 31, 2017 and 2016, were ($5,000) and ($300,000), respectively.

On December 15, 2010, the Company entered into a convertible note agreement with John R. Coghlan. The note accrues interest at 8% per annum with interest and balance due on December 15, 2012.  The note is convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred Stock for every $1.00 Dollar outstanding of the note payable and related accrued interest. In connection with the issuance of this note, the Company recognized a beneficial conversion feature of $128,750 that resulted in a discount to the note payable. The discount is being amortized into earnings over the term of the note. The note is collateralized by 14,500 “post-split” shares of the Company’s Series “B” Preferred Stock. The beneficial conversion feature was based upon the difference between the fair value of the preferred stock into which the note is convertible at the date of issue ($378,750) less the face value of the note ($250,000). The fair value of the preferred stock at the date of issue was calculated based upon the fair value of the shares of common stock (2.5 shares of common stock for each single share of preferred stock or 31,250 “post-split” shares) into which the preferred stock was convertible at the date of issue. On February 8, 2016, Mr. Coghlan elected to convert his note into shares of the Company’s common stock. The note was originally convertible into 12,500 “post-split” shares of Series "B", or 31,250 “post-split” shares of common stock equivalents, at the option of Mr. Coghlan. However, Mr. Coghlan agreed to accept 36,250 “post-split” common shares in lieu of full payment. The 5,000 additional “post-split” common shares represents a financing cost to the Company and as such, financing expense of $29,000 was recognized. (See 8-K filed February 8, 2016)

As discussed in detail in Item 13 concerning related party transactions, we entered into a variety of business transactions with John R. Coghlan, Coghlan Family Corporation, Coghlan, LLC, West 3773 Fifth, LLC and Genesis Finance Corporation.  These transactions served two distinct and different cash generating business purposes.  As a part of the Company's operations, it had sold loan interests from time to time to investors.  Historically, Coghlan, LLC and Coghlan Family Corporation have acted as investors by purchasing loans from the Company.  We believe that these loan sale transactions have been and will be offered to other investors in arms-length type transactions.  Generally, all transactions between the Company and John Coghlan related parties represent transactions designed to generate liquidity for the Company's business operations including note payments to Riverbank.  In the case of these Coghlan related transactions, prior to 2017, Michael Kirk had been solely responsible for setting the transaction values.  In 2017, the board of directors performed this function.

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

The following table presents cash flow data for the periods indicated.

CASH FLOW DATA:	2017	2016
Net cash used by operating activities	$(140,973)	$(167,827)
Net cash provided by (used in) investing activities	$121,932	$138,814
Net cash provided by (used in) financing activities	$13,617	$8,351

The primary reasons for the changes in cash provided by (used in) operating activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2017	$ 26,854	Prior year impairment and loss on sales of real estate owned and rental property.
2016	$ (150,903)	Impairment of available for sale security and loss on real estate limited liability company.

The primary reasons for the changes in cash provided by (used in) investing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2017	$ (16,882)	Sale of rental property and real estate owned.
2016	$ 212,075	Sale or transfer of our interest in limited liability companies.

The primary reasons for the changes in cash provided by (used in) financing activities were as follows:

Fiscal year ended December 31,	Increase (decrease)	Primary reason for change
2017	$ (5,266)	New loan payable and loan fees
2016	$ 48,642	Decrease in credit line borrowing

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

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable to small reporting companies.

ITEM 8.  Financial Statements and Supplementary Data.

802 N Washington

Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Genesis Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Genesis Financial, Inc. (the Company) as of December 31, 2017, and the related statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, WA

February 14, 2018

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Genesis Financial, Inc. ("the Company") as of December 31, 2016 and the related statement of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 3, 2017

GENESIS FINANCIAL, INC.
Balance Sheets
	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,215	$10,639
Interest and other receivables	2,635	16,748
Investments in real estate limited liability companies	103,584	104,940
Loans held for sale	306,109	347,755
Real estate owned	-	14,999
Total current assets	417,543	495,081
NON-CURRENT ASSETS:
Long-term investment	212,619	362,619
Real estate leasehold interest, net of accumulated amortization of $80,848 and $70,527, respectively	93,000	204,423
Rental property, net of accumulated depreciation of $8,145 and $7,568, respectively	-	121,895
Office equipment, net of accumulated depreciation of $7,422 and $6,865, respectively	511	1,067
Total non-current assets	306,130	690,004

Total assets	$723,673	$1,185,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Line of credit, affiliated company	$930,000	$950,000
Line of credit, bank	195,000	180,000
Note payable, affiliated company	47,002	-
Note payable	-	28,385
Other current liabilities	10,902	1,115
Total current liabilities	1,182,904	1,159,500
LONG-TERM LIABILITIES:
Convertible note payable to officer	-	-

COMMITMENT AND CONTINGENCIES (Notes 5 and 6)	-	-

STOCKHOLDERS’ EQUITY:
Series B Preferred stock, $1.00 par value; 2,290,000 authorized and none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 authorized, 879,763 and 860,033 issued and outstanding, respectively	880	860
Additional paid-in capital	8,653,072	8,614,872
Accumulated deficit	(9,113,183)	(8,590,147)
Accumulated other comprehensive loss	-	-
Total stockholders’ equity (deficit)	(459,231)	25,585
Total liabilities and stockholders' equity (deficit)	$723,673	$1,185,085

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Operations and Other Comprehensive Income (Loss)

	December 31,
	2017	2016
REVENUE:
Interest (net of write-offs), processing fees and other income	$36,986	$59,523
Rental income	11,925	27,500
Total revenues	48,911	87,023

OPERATING EXPENSES:
Fair value adjustments	121,102	168,940
Loss on impairment on long term investment	150,000	-
Bad debt	16,986	42,893
Loss (gain) on rental property	17,329	-
Loss (gain) on real estate limited liability corporations	6,149	(271,238)
Loss on sale of available for sale security	-	497,787
Salaries	36,000	44,750
Interest expense and fees, related party	18,219	22,563
Interest expense, other	10,293	3,984
Financing expense, related party	-	29,000
Depreciation	1,134	3,795
Amortization of rental property	10,321	20,642
Rental property expense	6,302	24,213
Office occupancy and other	178,112	159,725
Total operating expenses	571,947	747,054

NET LOSS	(523,036)	(660,031)

OTHER COMPREHENSIVE INCOME (LOSS):
Reclassification of unrealized loss on available for sale security	$-	$497,787
Unrealized loss on available for sale security	-	(24,357)
Total comprehensive income (loss)	-	473,430

COMPREHENSIVE INCOME (LOSS)	$(523,036)	$(186,602)

BASIC AND DILUTED LOSS PER SHARE	$(0.60)	$(0.78)

WEIGHTED AVERAGE SHARE OUTSTANDING BASIC AND DILUTED	873,655	848,167

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Cash Flows
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(523,036)	$(660,031)
Noncash items included in net loss:
Fair value adjustments	121,102	168,940
Loss on sale of rental properties	17,329	-
Write-off of interest and other receivables	16,986	21,506
Financing expense, related party	-	29,000
Depreciation and amortization	11,455	24,437
Common stock issued for note interest and fees	18,219	20,408
Stock based compensation	20,000	35,988
Loss (gain) on sale of real estate limited liability companies	6,149	(271,238)
Loss on sale of available for sale security	-	497,787
Loss on impairment of long term investments	150,000	-
Changes in assets and liabilities:
Interest and other receivables	(2,873)	32,655
Loans held for sale	18,051	(42,893)
Real estate owned	(4,141)	(12,461)
Other current liabilities	9,786	(11,925)
Net cash used in operating activities	(140,973)	(167,827)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate limited liability company	(4,793)	(37,626)
Proceeds from sale of rental properties	107,585	-
Proceeds from sale of real estate owned	19,140	-
Proceeds from sale of real estate limited liability companies	-	174,227
Proceeds from sale of available for sale security	-	2,213
Net cash provided (used) by investing activities	121,932	138,814
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing from note payable with affiliate company, net	47,002	-
Repayment line of credit with affiliated company, net	(20,000)	-
Repayment of line of credit from bank	(22,500)	-
Borrowings from line of credit from bank	37,500	10,000
Repayment of note payable	(28,385)	(1,649)
Net cash provided by financing activities	13,617	8,351
NET DECREASE IN CASH
AND CASH EQUIVALENTS	(5,424)	(20,662)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,639	31,301
CASH AND CASH EQUIVALENT, END OF YEAR	$5,215	$10,639
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid in cash	$9,186	$6,805
NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible note payable to officer converted to common stock	$-	$250,000
Loans held for sale converted to REO	-	62,770
Investment in real estate limited liability company exchanged for reduction of line of credit with affiliated company	-	300,000
Loans held for sale exchanged for reduction in line of credit with affiliated company	-	10,000
REO converted to rental property	$-	$45,000

See accompanying notes to financial statements.

GENESIS FINANCIAL, INC.
Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2016 and 2017
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated other comprehensive income (loss)	Accumulated
	Shares	Amount	Shares	Amount	Capital		(Deficit)	Total
BALANCES, DECEMBER 31, 2015	809,944	810	-0-	-0-	8,279,527	(473,430)	(7,930,116)	(123,210)
Convertible note converted to stock	36,250	36			278,964			279,000
Common stock issued for services	5,000	5			14,995			15,000
Common stock issued for line of credit interest and fees	8,839	9			20,399			20,408
Compensation expense for stock options					20,988			20,988
Other comprehensive gain						473,430		473,430
Net loss							(660,031)	(660,031)

BALANCES, DECEMBER 31, 2016	860,033	$860	-0-	$-0-	$8,614,873	$-0-	$(8,590,147)	$25,585
Common stock issued for line of credit interest and fees	9,717	10			18,209			18,219
Common stock issued for services	10,000	10			19,990			20,000
20:1 reverse split roundup share	13	0			0			0
Net loss							(523,036)	(523,036)

BALANCES, DECEMBER 31, 2017	879,763	$880	-0-	-0-	8,653,072	-0-	(9,113,183)	(459,232)

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

Genesis Financial, Inc.

Notes to Financial Statements

Earnings per share – Basic earnings per common share have been computed on the basis of the weighted-average number of common shares outstanding during the period presented.  Diluted earnings per common share are computed on the basis of the number of shares that are currently outstanding plus the number of shares that would be issued pursuant to outstanding warrants and stock options unless such shares are deemed to be anti-dilutive.  The dilutive effect of outstanding securities, in periods of future income, would be as follows as of December 31, 2017 and December 31, 2016:

December 31,
	2017	2016
Stock options	-0-	-0-
Convertible debt	-0-	-0-
Total possible dilution	-0-	-0-

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

Accounting Standard Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments changes how entities will measure and disclose credit losses for most financial assets and certain other instruments that are not measured at fair value through net income and replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in determining credit loss estimates. ASU 2016-13 also requires enhanced disclosures. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential effect of this ASU.

Reclassifications – Certain reclassifications have been made to conform prior periods’ data to the current presentation. These reclassifications have no effect on the results of reported operations or stockholders’ equity.

NOTE 2 — LOANS HELD FOR SALE

The Company's fair value of loans held for sale consisted of the following:

	December 31, 2017	December 31, 2016
Residential	$79,425	$120,912
Commercial	226,684	226,843
Other	-
Total	$306,109	$347,755

Genesis Financial, Inc.

Notes to Financial Statements

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Beginning Balance	$347,755	$503,890
New loans	-	206,079
Principal payments, collections	(21,977)	(167,211)
Loan losses	-	(42,893)
Converted to REO	-	(62,770)
Loan exchanged for reduction of line of credit	-	(10,000)
Fair value adjustments	(20,000)	(146,258)
Repossession expenses	331	66,918
Ending Balance	$306,109	$347,755

NOTE 3- REAL ESTATE OWNED

The Company's fair value of REO consisted of the following:

	December 31, 2017	December 31, 2016
Land	$-	$14,999
Commercial	-	-
Total	$-	$14,999

The following table presents the change in balance sheet carrying values associated with REO for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2017	2016
Beginning Balance	$14,999	$27,451
Proceeds from sales of REO	(19,140)	(2,704)
Fair value adjustments	-	(22,682)
Net change in holding costs	-	(4,836)
Transferred from loans held for sale	-	62,770
REO converted to rental property	-	(45,000)
Gain on sale of REO	4,141
Ending Balance	$-0-	$14,999

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

Genesis Financial, Inc.

Notes to Financial Statements

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

On December 31, 2017, the Company due to legal action concerning Digi Outdoor Media booked an impairment charge of $150,000 to reduce the carrying value to $-0-.

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

Investments in Real Estate Limited Liability Companies:

At the end of 2012, the Company, on behalf of itself and note interest holders, through collateralized loan foreclosures, acquired two real property interests, one in Pennsylvania and the other in Washington.  The Company formed two Washington limited liability companies, 21 Bay Street, LLC and Wenatchee Riverview, LLC for the purpose of holding these multiple property interests.  The Company's collective interests were valued at $225,000.

In 2013, the Company, on behalf of itself and note interest holders, through collateralized loan foreclosure, acquired a real property interest in Hermiston, Oregon.  The Company formed Hermiston 353, LLC to hold the property.  The Company's 12.9% interest was valued at $51,600.

In 2014, the Company, on behalf of itself and note interest holders, through collateralized loan foreclosure, acquired a real property interest in Pennsylvania.  The Company formed Tioga, LLC to hold the property.  The Company's 31.95% interest was valued at $47,925.

These companies are 100% controlled and managed by John Coghlan, related party. (see Note 11)

The investments are accounted for using the equity method.  During the years ended December 31, 2017 and 2016, the Company recorded loss (income) of $6,149 and ($271,238), respectively, which represent realized sales of interest and its portion of the real estate company’s loss (income) for the same periods. During the years ended December 31, 2017 and 2016, the Company advanced $4,793 and $37,626 for property taxes and interest owing on the underlying real estate owned by these limited liability companies.

Genesis Financial, Inc.

Notes to Financial Statements

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

Rental Properties:

At the end of 2013, the Company foreclosed on a loan previously held for sale in Lebanon, Oregon through the bankruptcy courts, and is accounting for the company’s carrying value of $85,534 as a rental property. The property, being operated as Duffy's Bar, was subsequently leased on a three year lease agreement for $1,500 per month. During the years ended December 31, 2017 and 2016, the company recognized $3,000 and $18,000 per year in rental income.   This is a commercial building being depreciated over thirty-nine (39) years. For the years ended December 31, 2017 and 2016, the company recorded depreciation of $-0- and $2,143. On March 8, 2017, by board action the Company sold this property to Coghlan Family Corporation (see Note 11) for $77,585, resulting in a gain on sale of $342. The purpose of the sale was to generate working capital for the Company.

In September 2016, the Company foreclosed on a loan previously held for sale in Lewiston, Idaho through the bankruptcy courts, the property is being operated as Emperor of India restaurant. The property was placed into real estate owned during the quarter ended June 30, 2016. It was held at a net carrying value of $69,761. The restaurant was subsequently leased on a two-year lease agreement for $1,200 per month with an option to purchase for $45,000 less a $400 monthly credit toward the option price. During the year ended December 31, 2017 and 2016 the company recognized $8,925 and $2,175 in rental income.   Fair value of the property was determined to be $45,000 on the date of transfer based on appraisal and contract terms of the lease. In July the Company sent out a notice of default and decided to sell the interest to a related party. On July 17, 2017, by board action, the Company sold a commercial rental property to Coghlan Family Corporation (see Note 11) for $30,000 resulting in a loss of ($17,670), respectively.

Real Estate Leasehold Interest:

On May 31, 2013, the Company completed the acquisition of a real property leasehold interest in approximately 63 acres with fifty (50) RV/residential lots located in Dunn County, North Dakota, (the "Halliday Project").  Total consideration for the leasehold interest was $619,250. The Company may place recreational vehicles, mobile homes, or construct cabins on the lots and offer them for rent or lease. In 2015 the Company purchased two travel trailers for $30,000 from JC Housing, LLC, a related party (see Note 11). The Company recorded amortization of $-0- and $20,642 for the years ended December 31, 2017 and 2016, respectively. The Company had 0 and 13 lots leased and had rental income of $-0- and $7,325 the years ended December 31, 2017 and 2016, respectively.

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

At December 31, 2017, the Company decided to adjust the carrying value of the property to a fair value estimated of $93,000, based on management’s estimate of discounted cash flows received from the property.

NOTE 5 — LINES OF CREDIT

GFI has renewed a $250,000 line of credit with Riverbank. At December 31, 2017 and 2016 the balance owing is $195,000 and $180,000, respectively. The line of credit had a term of twelve months, and an origination fee of 1/2%, or $1,250. Accrued interest is paid monthly. The Riverbank line of credit is senior to the Coghlan Family Corporation, Inc. (“CFC”) line of credit and is collateralized by the assets of GFI. On December 7, 2016 the line of credit was extended to February 1, 2018, at which time the loan renewed at a four and a half (4.5%) percent interest rate with a renewal fee of ½%, or $1,250. At December 31, 2017 the interest rate was 5.50%. The Riverbank line prohibits the CFC line from being paid down below the amount owed to Riverbank during the loan term.  The line is payable on demand and is personally guaranteed by John R. and Wendy B. Coghlan, related parties of the Company.

Genesis Financial, Inc.

Notes to Financial Statements

The Company has a $2,500,000 Warehouse Line of Credit Promissory Note Agreement with the CFC. At December 31, 2017 and December 31, 2016 the balance owing was $930,000 and $950,000, respectively. CFC is an affiliated company controlled by John R. Coghlan and Wendy B. Coghlan.  At the time the agreement was made the default interest rate was twelve (12%) percent.  Interest was payable monthly. The line had a term of 12 months and an origination fee of 1/2% or $12,500. The credit line is collateralized by all of GFI’s assets and is subordinate to the Riverbank line of credit. The line of credit agreement requires that the Company maintain a debt to equity ratio of no greater than 3.0. Because of the economic conditions, CFC agreed to waive the interest and origination fees starting October 1, 2010 and also agreed to waive the 3.0 debt to equity ratio requirement as well as the 12% default rate.

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

For the year ended December 31, 2017 and December 31, 2016 the Company had issued 9,717 shares and 6,339 shares, respectively, of the Company common stock for a value of $18,219 and $15,407 in interest, respectively.

NOTE 6 — NOTES PAYABLE

Convertible Note Payable to Officer:

On December 15, 2010, the Company entered into a convertible note agreement for $250,000 with John R. Coghlan, a related party (see Note 11). The note accrued interest at eight (8%) percent per annum with interest and balance initially due on December 15, 2012.  The note was convertible at any time by Mr. Coghlan into one (1) share of the Company’s Series “B” Preferred stock for every $1.00 outstanding of the note payable and related accrued interest. The note was collateralized by 14,500 shares of the Company’s Series “B” Preferred stock. On October 16, 2012, the Company and Coghlan agreed to extend the due date of the note to December 15, 2016.

On February 8, 2016, Mr. Coghlan elected to convert his note into shares of the Company’s common stock. The note was originally convertible into 12,500 “post-split” shares of Series "B", or 31,250 “post-split” shares of common stock equivalents, at the option of Mr. Coghlan. However, Mr. Coghlan agreed to accept 36,250 “post-split” common shares in lieu of full payment. The 5,000 additional “post-split” common shares represents a financing cost to the Company and as such, financing expense of $29,000 was recognized for the year ended December 31, 2016.  The value was calculated by using the market price on the date of conversion.

Note Payable:

In 2013, the Company assumed a note payable totaling $62,699 relating to a loan it had made in 2005.   When the Company funded the loan in 2005, it sold 100% of its interest to various investors. During 2013, the Company began foreclosure proceedings on behalf of the investors because the borrower was delinquent on payments. During the proceedings, it was determined that the Company had failed to obtain first position in the underlying property and that a separate creditor was in first position. To uphold its agreement with the investors, the Company assumed the balance of the note with the creditor and recognized a loss for the entire amount in 2013. The term of the assumed note is 9.5% until paid in full and monthly payments are $832. On August 30, 2017, the Company paid the note in full.  At December 31, 2016 and 2017, the balance owing was $28,385 and $-0-, respectively.

Note Payable, related party:

On November 13, 2017, the Company entered into a Promissory Note Loan Agreement with Coghlan Family Corporation, a related party (the "Lender").  The Loan Agreement is essentially a revolving line of credit with an initial advance of $25,000 with subsequent advances as requested by the Company.  This indebtedness will survive the proposed Epoint Payment Corp. acquisition transaction.  The loan bears interest at the rate of 6.0% interest and is due and payable on, or before May 15, 2018.  As an inducement to the Lender, the Company agreed to grant one share of post-reverse split common stock for each $2.50 of aggregate principal amount loaned ("Bonus Shares"). The Bonus Shares are not due until the loan's maturity date which is May 15, 2018.  At December 31, 2017 the balance was $47,002.

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 7 — EQUITY

Series B Preferred Stock

On November 11, 2010 the Company filed Articles of Amendment to the Amended and Restated Articles of Incorporation creating 2,290,000 “pre-split” shares of Series B Preferred Stock.  The designated Series B Preferred Stock consists of 2,290,000 “pre-split” shares with a par value $1.00; is non-dividend bearing, convertible to Common Stock at $.40 per share subject to any recapitalization. The holders of the Preferred Stock will be entitled to receive, prior and in preference to any Distributions of any assets of the Corporation to the holders of the Common Stock.  Each share of the Preferred Stock is convertible into two and one-half common stock shares at the option of the holder.  Each share of Series B Preferred Stock can automatically converted immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 or upon the receipt by the Corporation of a written request for such request for such conversion from the holders of the majority of the Series B Preferred Stock holders.

On May 18, 2015, the Company by majority consent of Preferred Shareholder agreed to convert all of the outstanding shares of Series B Preferred to common stock. On June 26, 2015, 1,649,500 “pre-split” shares of Series B Preferred were converted into 4,123,750 “pre-split” common shares.

As of December 31, 2017 no shares of Series B convertible Preferred stock are issued and outstanding.

Common Stock

Effective August 1, 2016 the terms of the amended Warehouse Line of Credit changed to issuing stock for the interest due on the line of credit monthly. For the year ended December 31, 2016, 6,339 “post-split” shares of common stock were issued for interest and 2,500 “post-split” shares of common stock were issued for renewal fee for a value of $20,407, respectively. For the year ended December 31, 2017, 9,717 “post-split” shares of common stock were issued for interest for a value of $18,219, respectively.  As of July 1, 2017 the interest and fee have been waived. (See Note 5)

On April 19, 2017, the Company issued 10,000 shares of common stock as director compensation valued at Two Dollars per share.

On December 12, 2017, the Company implemented a twenty for one (20:1) reverse stock split. This reverse split resulted in reducing the common stock in the amount of 16,715 as of December 31, 2017 with an offsetting increase to additional paid-in capital.

NOTE 8 - STOCK OPTIONS

On April 10, 2002, the Board of Directors approved the Genesis Financial, Inc. Stock Option Plan (the Plan), and the Plan was subsequently approved by the Shareholders of the Company on May 2, 2002.  The plan allows for issuance of Incentive Stock Options (ISOs) and Non-statutory Stock Options (NSOs).  The maximum number of shares that may be subject to option and exercised under the Plan is 65,000 “post-split” shares.  The ISOs and NSOs expire 30 days after the recipient ceases to be an employee for the Company or one year after the recipient’s death. No options are available for future grants under the plan.  No options were issued or exercised in 2017 or 2016.

Compensation expense relating to stock options granted was $-0- and $20,988 during the years ended December 31, 2017 and 2016, respectively, and is classified as ‘office occupancy and other expenses’.

On November 21, 2016, the outstanding stock options were terminated by all holders, the value of the remaining stock options were determined to be immaterial.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at December 31, 2015	261,000	$0.28	2.9 years
Terminated, November 21, 2016	(261,000)	-
Outstanding at December 31, 2017 and 2016	-0-	$0.0	0 years
Exercisable at December 31, 2017 and 2016	-0-	$0.0

Genesis Financial, Inc.

Notes to Financial Statements

NOTE 9 – INCOME TAX:

Components of the Company’s deferred income tax assets are as follows:

	December 31,
	2017	2016
Net operating loss carry forward	$ 1,207,000	$ 1,099,000
Fair value adjustment	1,104,000	1,045,000
Capital loss not deductible	31,500-	194,000
Stock-based compensation	97,000	90,000
Reserves	77,500	-0-
PPE/Impairment	436,000	389,000
Deferred tax asset	2,953,000	2,817,000
Less valuation allowance	(2,953,000)	(2,817,000)
Net deferred tax asset	$ 0	$ 0

Tax Rate Reconciliation are as follows:

	2017		2016

Book income (loss) at statutory rate	$ (183,000)	-35.00%	$ (231,000)	-35.00%
Effect of state taxes	(21,000)	-4.00%	(29,000)	-4.40%
Increase in valuation allowance	204,000	39.00%	260,000	39.40%
	$ (0)	(0)	$ (0)	(0)

The deferred tax assets were calculated assuming a 21% tax rate at December 31, 2017 and December 31, 2016.

The federal tax rates changed from 35% to 21%, resulting in a decrease in deferred taxes and related valuation allowance as of 12/31/16 and 12/31/17 in the amount of 676,000 and 744,000, respectively

At December 31, 2017, the Company had a federal net operating loss carry forward available for income tax purposes of approximately $5,100,000 expiring over the years 2029 through 2035. Because management does not believe it is more likely than not that the carry forward will be utilized, the deferred tax assets have been fully reserved.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and have recognized that certain tax positions taken in the 2014 through 2017 years could result in adjustments to the fair value adjustments for tax purposes.  However, these adjustments would not result in a tax provision as they would result in revisions to the net operating loss carryforward amount.

Management has determined that the Company is subject to examination of income tax filings in the United States for the 2014 through 2017 tax years. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and lines of credit approximate fair value. The carrying values of the convertible note payable to officer and note payable approximate fair market value as it is based on market rates of interest. The fair value of the long-term investment at December 31, 2017 is approximately $213,000 based upon management’s estimate of the fair value of the common stock of the underlying investment.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Genesis Financial, Inc.

Notes to Financial Statements

	Fair value at December 31, 2016
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$10,639	$10,639	$-	$-
Loans held for sale	347,755	-	-	347,755

	Fair value at December 31, 2017
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$5,215	$5,215	$-	$-
Loans held for sale	306,109	-	-	306,109

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

Coghlan Family Corporation, Coghlan, LLC and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and majority shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy B. Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is owned 100% by John and Wendy Coghlan (husband and wife). JC Housing, LLC is owned 33.33% by John R. Coghlan and 33.33% by Clint Lohman. Mr. Lohman is a director of GFI. Genesis Financial Corporation is a company which is owned 100% by Michael Kirk, who is a former director and officer of GFI. GFI provides accounting, office services and supplies, and office space for his services provided to Genesis Financial Corporation.  The services are valued at $1,500 per month. As of January 1, 2012 the management fee was removed and the outsourcing services were offset by general offices expenses paid by the Company on behalf of Genesis Finance Corporation. Genesis Finance Corporation and John R. Coghlan has managing agreement with the real estate limited liability companies.  Michael Lavigne is an officer and director of Placer Creek Mining Company. Mr. Lavigne is a director of GFI.

In addition to transactions described in Notes 4, 5 and 6, Genesis Financial, Inc. had the following related party transactions for the year ended December 31, 2017 and 2016.

John R. Coghlan

As of December 31, 2017, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreements are stated in the operating agreement of each limited liability companies.

On December 7, 2017, John R. Coghlan personally guaranteed our Riverbank line of credit.

On November 13, 2017, John R. Coghlan resigned as Chief Executive Officer and President of the Company.

On April 19, 2017, the Company issued 2,500 “post-split” shares of common stock for as director compensation valued at Two Dollars per share.

On November 21, 2016, John R. Coghlan terminated his stock options agreement with the Company.

Genesis Financial, Inc.

Notes to Financial Statements

On November 2, 2016, John R. Coghlan purchased 15,767 “post-split” common shares of Genesis Financial, Inc. from Michael Kirk, a former officer of the company.

On May 19, 2016, by board action the Company sold 7,380,433 common shares of Ambient Water Corporation for $2,213 or $0.0003 per share the fair value on that date to John R Coghlan.

On February 8, 2016, John R. Coghlan converted his $250,000 note for 36,250 “post-split” shares of common stock. The note was originally convertible into 12,500 “post-split” shares of Series "B", or 31,250 “post-split” shares of common stock equivalents, at the option of Mr. Coghlan. However, Mr. Coghlan agreed to accept 36,250 “post-split” common shares in lieu of full payment. The 5,000 “post-split” additional common shares represent a financing cost to the Company and as such, financing expense of $29,000 was recognized in the year ended December 31, 2016. (see Note 6)

Coghlan Family Corporation “CFC”

On February 6, 2018, Coghlan Family Corporation entered into a Debt Forgiveness Agreement with Genesis Financial, Inc. and forgave the sum of $441,080.

On February 1, 2018, Coghlan Family Corporation advanced Genesis Financial, Inc. the sum of $175,441.43 by paying off the Riverbank loan balance in full.

On November 13, 2017, the Company entered into a Promissory Note Loan Agreement with Coghlan Family Corporation, a related party (the "Lender").  The Loan Agreement is essentially a revolving line of credit with an initial advance of $25,000 with subsequent advances as requested by the Company.  This indebtedness will survive the proposed Epoint Payment Corp. acquisition transaction.  The loan bears interest at the rate of 6.0% interest and is due and payable on, or before May 15, 2018.  As an inducement to the Lender, the Company agreed to grant one share of post-reverse split common stock for each $2.50 of aggregate principal amount loaned ("Bonus Shares"). The Bonus Shares are due at the loan's maturity date which is May 15, 2018.   At December 31, 2017 the balance was $47,002. (see Note 6)

July 17, 2017, by board action the Company sold a rental property for $30,000, resulting in a loss of ($17,670).

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

Issue date	Shares Issued “post-split”	Interest Amount
June 30, 2017	1,887	$3,019
May 31, 2017	1,952	$3,123
April 30, 2017	1,887	$3,019
March 31, 2017	1,952	$3,123
February 28, 2017	1,171	$2,811
January 31, 2017	868	$3,123
1st & 2nd Quarter 2017 Totals	9,717	$18,219
December 31, 2016	868	$3,123
November 30, 2016	839	$3,019
October 31, 2016	1,562	$3,123
September 30, 2016	1,509	$3,019
August 31, 2016	1,562	$3,123
2016 Total	6,339	$15,407

Genesis Financial, Inc.

Notes to Financial Statements

On August 1, 2016, CFC amended the Warehouse Line of Credit and 2,500 “post-split” shares of common stock were issued. (See Note 5)

Coghlan, LLC

There was no activity for the years ending December 31, 2017 and 2016.

JC Housing, LLC

There was no activity for the year ended December 31, 2017 and 2016.

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

West 3773 Fifth, LLC

As of December 31, 2017, the Company continued a month-to-month tenancy with West 3773 Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is $1,250. Other office expenses are shared by all of the tenants of which the Company’s portion is estimated at $2,500 per month.

Genesis Finance Corporation “GFC”

As of December 31, 2017, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreements are stated in the operating agreement of each limited liability companies.

Michael Lavigne

On November 10, 2017, Michael Lavigne resigned as Executive Secretary and Director of the Company.

On April 19, 2017, the Company issued 2,500 “post-split” shares of common stock as director compensation valued at Two Dollars per share.

On March 1, 2017, the Board of Directors appointed Michael Lavigne to hold the Executive Officer position of Secretary and Company Director.

For the year ended December 31, 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company. (See Note 4)

Clint Lohman, Director

On April 19, 2017, the Company issued 2,500 “post-split” shares of common stock as director compensation valued at Two Dollars per share.

There was no activity for the year ended December 31, 2016.

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000, which Mr.  Lohman has a 33% interest in.

NOTE 12— SUBSEQUENT EVENTS

Genesis Financial Riverbank Loan:

On February 1, 2018, Coghlan Family Corporation advanced Genesis Financial, Inc. the sum of $175,441.43 by paying off the Riverbank loan balance in full.

Coghlan Family Corporation Warehouse Line of Credit:

On February 6, 2018, Coghlan Family Corporation entered into a Debt Forgiveness Agreement with Genesis Financial, Inc. and forgave the sum of $441,080.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2017 and 2016, or any interim periods.  We have not had any other changes in, nor have we had a disagreement, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

ITEM 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – (2013) Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2017.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following sets forth information concerning our Management and key personnel:

DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2017, the Directors and Executive officers were as follows:

Name	Age	Position	Term of Office
Roy Rose	59	President, CEO, Director	11/10/17-Present
John R. Coghlan	75	CFO, Chairman of the Board, Director	01/02/06-Present
Virginia Walters	44	Secretary*, Treasurer, Director	10/20/11-Present
Clint Lohman	55	Director	10/22/13-Present

* Ms. Walters became Secretary on November 13, 2017.

As of December 31, 2017, GFI operated with three Executive Officers and a four member Board of Directors. The following are brief biographical descriptions of the current Executive Officers and Directors of GFI.

ROY ROSE, Chief Executive Officer, President, Director, age 59.  Mr. Rose joined the Company on November 10, 2017.  He has over thirty years of experience in the private equity market as a financial professional.  His experience includes leadership and expertise structuring and investing in leveraged buyouts, real estate, mergers and management buyouts since 1985. Mr. Rose is the Chief Executive Officer of Whitestone Investment Network, located in Lake Oswego, Oregon since 2014.  Whitestone identifies small and mid-cap companies in which it can accumulate equity interests helping those companies improve shareholder equity.  During 2013, Mr. Rose was an independent financial consultant.  From 2009 to 2011 he was the cofounder, business development of Patron Company.  From 2011-2012 he was the Chief Executive Officer of Patron Company. Patron was an online retail enterprise which provided funding to schools K-12.  We believe that Mr. Rose's business skills and attributes qualify him to be a member of the Company's board of directors.

JOHN R. COGHLAN, Chief Financial Officer, Director and Chairman of the Board, age 75.  Mr. Coghlan became a Director on January 2, 2006. Mr. Coghlan is a retired C.P.A. Mr. Coghlan became responsible for the overall management of operations on January 1, 2010. Prior to that time, he acted in an advisory capacity to the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966.  Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired.  Since his retirement, the Coghlan Family Corporation, a privately held family business that manages family investment accounts, has employed Mr. Coghlan.  Coghlan Family Corporation is 100% owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan, LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan, LLC are owned by Mr. Coghlan’s children and grandchildren.

VIRGINIA WALTERS, Secretary, Treasurer and Director, age 44. For the past six years, Ms. Walters has been an employee of Genesis Financial, Inc. She has acted in a variety of roles, including, accounting manager and custodian of the corporate records. Her role has included assisting company president and board of directors in the preparation of internal reports relating to the company’s real estate loans investment business. Ms. Walter’s skills and attributes demonstrated in these positions over the past six years qualify her for promotion to the office of Secretary, Treasurer and as a member of the board of directors.

CLINT LOHMAN, Director, age 55. Since 2000, Mr. Lohman has resided in Bozeman, Montana, where he owns and operates Rocky Mountain Gaming.  Moreover Mr. Lohman has ownership in several businesses represented within Eastern Montana and Western North Dakota.  Mr. Lohman has developed and maintains close relationships with farmers, business people and long-standing residents in the Williston Basin.  The combination of Mr. Lohman’s business expertise and relationships specific to the Williston Basin provides the Company with significant advantages in conducting business operations in Montana – North Dakota area.  Mr. Lohman attended and graduated from North Dakota College of Science.  Mr. Lohman's wide range of business skills and attributes qualify him as a member of our Company's board of directors.

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

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

Compensation expenses for 2017 and 2016 were $36,000 and $44,750, respectively.

The following table set forth the compensation information on executive officers Roy Rose, John Coghlan and Virginia Walters for the fiscal years ending December 31, 2017 and 2016.

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Comp ($)	All Other Compensation ($)	Totals
Roy Rose	2017	$ -0-	-0-	-0-	-0-	-0-	-0-	$ -0-
John Coghlan	2016	$ -0-	-0-	-0-	-0-	-0-	-0-	$ -0-
President	2017	$ -0-	-0-	-0-	-0-	-0-	-0-	$ -0-
Virginia Walters	2016	$44,750	-0-	-0-	-0-	-0-	-0-	$44,750
Secretary	2017	$36,000	-0-	-0-	-0-	-0-	-0-	$36,000

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

Director fees for 2017 and 2016 were $20,000 and $-0-, respectively.

The following table set forth the compensation information on directors John Coghlan, Virginia Walters, Clint Lohman and Michael Lavigne for the fiscal years ending December 31, 2017 and 2016.

Name	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Comp ($)	All Other Compensation ($)	Totals
John Coghlan	2016	$ -0-	-0-	-0-	-0-	-0-	-0-
Director	2017	$ -0-	-0-	$5,000	-0-	-0-	$5,000
Virginia Walters	2016	$ -0-	-0-	-0-	-0-	-0-	-0-
Director	2017	$ -0-	-0-	$5,000	-0-	-0-	$5,000
Clint Lohman	2016	$ -0-	-0-	-0-	-0-	-0-	-0-
Director	2017	$ -0-	-0-	$5,000	-0-	-0-	$5,000
Michael Lavigne (1)	2016	$ -0-	-0-	-0-	-0-	-0-	-0-
Director	2017	$ -0-	-0-	$5,000	-0-	-0-	$5,000

(1)

Michael Lavigne resigned as Director on November 10, 2017.

Grants of Plan-Based Awards

There were not equity grants outstanding at December 31, 2017.

There was no compensation to any Director during the fiscal year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any Executive Officer at the end of the fiscal year ended December 31, 2017.

Director Compensation

During the year ended December 31, 2017 we compensated each of our directors with 2,500 “post-split” common shares valued at $2.00 per share.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee.  The members of the Board of Directors performing these functions as of December 31, 2017, are Roy Rose, John R. Coghlan, Virginia Walters and Clint Lohman.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above. Applicable percentages are based upon 879,763 “post-split” shares of common stock outstanding as of December 31, 2017, except as modified by Rule 13d-3(d)(1)(i). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2017.  We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.  It should be noted that the Company implemented a twenty for one (20:1) reverse stock split on December 12, 2017.

(a)  Security Ownership of Certain Beneficial Owners

Our stock ownership records do not indicate that the Company has any beneficial owners owing 5% or more of our securities, except for management as set forth below.

(b) Security Ownership of Management.

Common Stock “post-split”

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership “post-split” (1)	Percent of Class(3)
Common	Roy Rose (2)	-0-	0%
Common	John R. Coghlan (2)	390,898(4)	44.43%
Common	Virginia Walters (2)	9,050 (5)	1.03%
Common	Clint Lohman (2)	49,013 (6)	5.57%
Directors and Officers as Group		448,961	51.03%

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

(4)  Represents 104,530 owned by Coghlan Family Corporation, 20,216 owned by Coghlan, LLC, 650 owned by West 3773 Fifth, LLC, 265,502 owned by John R. Coghlan.  Mr. Coghlan has voting control over Coghlan Family Corporation, Coghlan LLC, and West 3773 Fifth LLC.

(5) Represents 9,050 common shares owned by Ms. Walters.

(6) Represent 49,013 common shares owned by Mr. Lohman.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Affiliates and related parties are defined as Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI, or any entities that are owned or controlled by Officers, Directors, and/or those Shareholders owning or controlling more than 5% of the common stock of GFI.

Coghlan Family Corporation, Coghlan, LLC, and West 3773 Fifth, LLC are controlled by John R. Coghlan, a Company director, CFO and affiliate shareholder. Coghlan Family Corporation is owned 100% by Coghlan, LLC, which is owned by the Coghlan family members. John R. and Wendy Coghlan (husband and wife) collectively own 35.65% of Coghlan, LLC and are co-managers. West 3773 Fifth, LLC is 100% owned by John and Wendy Coghlan (husband and wife).

JC Housing, LLC is owned 33.33% by John R. Coghlan and 33.33% by Clint Lohman. Mr. Lohman is a director of GFI. See Financial Statement footnote 11.

Genesis Finance Corporation is a company which is owned 100% by Michael Kirk, who is a former director and officer of GFI.

Placer Creek Mining Company is an Idaho Corporation, which Michael Lavigne is President. Mr. Lavigne was a Director of GFI until his resignation on November 10, 2017.

Genesis Financial, Inc. had the following related party transactions for the years ended December 31, 2016 and 2017.

It should be noted that the Company implemented a twenty for one (20:1) reverse stock split on December 12, 2017 and the shares set forth below are post-split share totals.

Years Ended December 31, 2017 and 2016:

Michael Kirk and Genesis Finance Corporation

On January 1, 2009, the Company entered into a Management and Servicing Agreement with Genesis Finance Corporation, a Washington Corporation. Mike Kirk is the president of Genesis Finance Corporation. As of January 1, 2011, the Company had down-sized enough to manage a sizable portion of its own affairs, and renegotiated its outsourcing agreement with Genesis Finance Corporation, lowering the management fee to $1,500. As of January 1, 2012 the management fee was removed and the outsourcing services were offset by general offices expenses paid by the Company on behalf of Genesis Finance Corporation.

As of December 31, 2017 Genesis Finance Corporation continues a management agreement with the real estate limited liability companies. These agreement are state in the operating agreement of each company and may vary.

John R. Coghlan

As of December 31, 2017, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement are stated in the operating agreement of each limited liability companies.

On December 7, 2017, John R. Coghlan personally guaranteed our Riverbank line of credit.

On November 13, 2017, John R. Coghlan resigned as Chief Executive Officer and President of the Company.

On April 19, 2017, the Company issued 2,500 shares of common stock for as director compensation valued at Two Dollars per share.

On November 21, 2016, John R. Coghlan terminated his stock options agreement with the Company.

On November 2, 2016, John R. Coghlan purchased 15,767 common shares of Genesis Financial Inc. from Michael Kirk, a former officer of the company.

On May 19, 2016, by board action the Company sold 7,380,433 common shares of Ambient Water Corporation for $2,213 or $0.0003 per share the fair value on that date to John R Coghlan.

On February 8, 2016, John R. Coghlan converted his $250,000 note for 36,250 shares of common stock. The note was originally convertible into 12,500 shares of Series "B", or 31,250 shares of common stock equivalents, at the option of Mr. Coghlan. However, Mr. Coghlan agreed to accept 36,250 common shares in lieu of full payment. The 5,000 additional common shares represents a financing cost to the Company and as such, financing expense of $29,000 was recognized in the quarter ended March 31, 2016.

Coghlan Family Corporation “CFC”

On November 13, 2017, the Company entered into a Promissory Note Loan Agreement with Coghlan Family Corporation, a related party (the "Lender").  The Loan Agreement is essentially a revolving line of credit with an initial advance of $25,000 with subsequent advances as requested by the Company.  This indebtedness will survive the proposed Epoint Payment Corp. acquisition transaction.  The loan bears interest at the rate of 6.0% interest and is due and payable on, or before May 15, 2018.  As an inducement to the Lender, the Company agreed to grant one share of post-reverse split common stock for each $2.50 of aggregate principal amount loaned ("Bonus Shares") The Bonus shares will be payable at the loan's maturity date May 15, 2018. At December 31, 2017 the balance was $47,002. (see Note 6)

July 17, 2017, by board action the Company sold a rental property for $30,000, resulting in a loss of ($17,670).

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

Issue date	Shares Issued “post-split”	Interest Amount
June 30, 2017	1,887	$3,019
May 31, 2017	1,952	$3,123
April 30, 2017	1,887	$3,019
March 31, 2017	1,952	$3,123
February 28, 2017	1,171	$2,811
January 31, 2017	868	$3,123
1st & 2nd Quarter 2017 Totals	9,717	$18,219
December 31, 2016	868	$3,123
November 30, 2016	839	$3,019

October 31, 2016	1,562	$3,123
September 30, 2016	1,509	$3,019
August 31, 2016	1,562	$3,123
2016 Total	6,339	$15,407

On August 1, 2016, CFC amended the Warehouse Line of Credit and 2,500 shares of common stock were issued. (See Note 5)

Coghlan, LLC

There was no activity for the years ending December 31, 2017 and 2016.

JC Housing, LLC

There was no activity for the years ending December 31, 2017 and 2016.

For the year ended December 31, 2015, the Company purchased two travel trailers from JC Housing, LLC for $30,000.

West 3773 Fifth, LLC

As of December 31, 2017, the Company continued a month-to-month tenancy with West 3773 Fifth, LLC, a company owned and controlled by John and Wendy Coghlan. The monthly rent is 1,250. Other office expenses are shared by all of the tenants of which the Company’s portion is estimated at $2,500 per month.

Genesis Finance Corporation “GFC”

As of December 31, 2017, the Company continues a managing agreement for the investment in real estate limited liability companies. The agreement are stated in the operating agreement of each limited liability companies.

Michael Lavigne

On November 10, 2017, Michael Lavigne resigned as Executive Secretary and Director of the Company.

On April 19, 2017, the Company issued 2,500 shares of common stock as director compensation valued at Two Dollars per share.

On March 1, 2017, the Board of Directors appointed Michael Lavigne to hold the Executive Officer position of Sectary and Company Director.

There was no activity for the year ended December 31, 2016.

For the year ended December 31, 2015, the Company converted the Placer Creek Mining Company loan of $150,000 to 300,000 shares of Digi Outdoor Media, Inc., the successor to Placer Creek Mining Company. (See Note 4)

Clint Lohman, Director

On April 19, 2017, the Company issued 2,500 shares of common stock for as director compensation valued at Two Dollars per share.

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

ITEM 14.  Principal Accounting Fees and Services.

Fruci & Associates II, PLLC serve as our registered independent accountant and has audited our financial statements for the years ending December 31, 2017. DeCoria, Maichel &Teague, P.S. serves as our registered independent accountant and has audited our financial statements for the years ending December 31, 2016.

The following table presents fees for professional audit services rendered by Fruci & Associates II, PLLC and DeCoria, Maichel &Teague, P.S. for the audit or review of GFI’ financial statements for the years ended December 31, 2017 and 2016, and fees billed for other services rendered.

Fiscal Year	2017	2016
Audit Fees	$ 24,500	$ 32,400
Audit Related	-	-
Tax Fees	-	-
All other Fees	-	-
Total Fees	$ 24,500	$ 32,400

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

18

Statements of Cash Flows

19

Statement of Changes in Stockholders’ Equity

20

Notes to Financial Statements

21-32

List all Exhibits Required by Item 601

Exhibit Number	Description	Location of Exhibit
2.1	Capital Stock Exchange Agreement dated September 8, 2017	8-K filed September 11, 2017
3.1	Articles of Incorporation	SB-2 filed February 20, 2003
3.2	Amended and Restated Articles of Incorporation	SB-2 filed February 20, 2003
3.3	Articles of Amendment Creating Series A Cumulative Preferred Stock	SB-2 Amendment No. 3 filed July 3, 2003
3.4	Articles of Amendment Creating Series B Preferred Stock	8-K filed December 8, 2010
3.5	Bylaws	SB-2 filed February 20, 2003
3.6	Articles of Amendment November 13, 2017	8-K filed November 21, 2017
3.7	Articles of Domestication	8-K filed February 16, 2016
10.1	Management and Loan Servicing Agreement with Genesis Holdings, Inc. dated April 16, 2004	10-K filed April 23, 2010
10.2	Management and Loan Servicing Agreement with Genesis Holdings II, Inc. dated July 15, 2008	10-K filed August 11, 2010
10.3	Promissory Note with American West Bank dated October 14, 2004	10-K filed April 23, 2010
10.4	Warehousing Line of Credit Promissory Note Agreement with Coghlan Family Corporation dated April 18, 2006	10-K filed April 23, 2010
10.5	Promissory Note with Riverbank dated June 29, 2009	10-K filed August 11, 2010
10.6	Form of Flyback Energy, Inc. Series B Preferred Stock Purchase Agreement including Stock Warrant	10-K filed April 13, 2012
10.7	Form of Flyback Energy, Inc. Amended and Restated Investor Rights Agreement	10-K filed April 13, 2012
10.8	Form of Promissory Note relating to Flyback Energy, Inc.	10-K filed April 13, 2012
10.9	Form of Purchase Agreement with AWG International, Inc. dba AWG International Water Corp	10-K filed April 13, 2012
10.10	Form of Common Stock Purchase Warrant AWG International, Inc. dba AWG International Water Corp	10-K filed April 13, 2012
10.11	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2010	10-K filed August 11, 2010
10.12	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2008	10-K filed August 11, 2010
10.13	Management and Servicing Agreement titled Corporate Restructuring Agreement with Genesis Financial Corporation dated December 27, 2008, effective January 1, 2009	10-K filed August 11, 2010
10.14	Form of $250,000 Convertible Note Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012
10.15	Form of $250,000 Convertible Note Subscription Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	10-K filed April 13, 2012

10.16	Form of Security Agreement related to $250,000 Convertible Promissory Note Agreement with John R. Coghlan dated December 15, 2010	10-K filed April 13, 2012
10.17	September 29, 2010 documentation regarding the assignment of certain properties and the business note to Coghlan Family Corporation	10-K filed April 13, 2012
10.18	First Amendment to Warehouse Line of Credit Promissory Note	10-K filed March 24, 2014
10.19	$50,000 Promissory Note with Placer Creek	10-K filed March 24, 2014
10.20	$100,000 Promissory Note with Placer Creek	10-K filed March 24, 2014
10.21	Amendment to Warehouse Line of Credit	8-K filed February 16, 2016
10.22	Loan Agreement and Promissory Note November 13, 2017	Filed herewith
14	Code of Ethical Conduct	10-K filed April 23, 2010
31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
32.2	CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101

The following materials from Genesis Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Stockholders' Deficit, (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2018

Genesis Financial, Inc.

(Registrant)

/s/ Roy Rose

________________________

By: Roy Rose

Title: President, Chief Executive Officer

(Principal Executive Officer)

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 14, 2018

/s/ Roy Rose

________________________

By: Roy Rose, Director

/s/ John R. Coghlan

________________________

By: John R. Coghlan

Title: Director

/s/ Virginia Walters

________________________

By: Virginia Walters

Title: Director

43