Form 10-Q
period 2018-03-31
GENESIS FINANCIAL INC
filed 2018-05-17
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No.: 333-103331

GENESIS FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Wyoming	03-0377717
(State of Incorporation)	(IRS Employer Identification No.)

11920 Southern Highlands Parkway, Suite 200 Las Vegas, Nevada	89141
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 776-7556

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 17, 2018, Genesis Financial, Inc. had outstanding 35,646,890 shares of common stock, par value $0.001 per share.

GENESIS FINANCIAL, INC.

FORM 10-Q

March 31, 2018

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Genesis Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$307,741	$756,515
Prepaid expenses and other current assets	208,262	25,000
Total current assets	516,003	781,515
Technology and equipment, net	413,018	171,889
Goodwill	1,835,684	-
Other assets	113,810	1,000
Total Assets	$2,878,515	$954,404

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$730,337	$112,437
Loans payable and accrued interest, net	1,680,724	1,344,933
Total current liabilities	2,411,061	1,457,370
Long term loans payable and accrued interest, net	100,723	-
Total liabilities	2,511,784	1,457,370

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 6,000,000 total authorized, 2,500,000 authorized are designated as Series A 8% cumulative convertible preferred, Nil and 1,190,021 Series A 8% cumulative convertible preferred issued and outstanding at March 31, 2018 and December 31, 2017 (liquidation values of $Nil and $5,070,000), respectively	-	2,943,265
Series A common stock, $0.0001 par value, 15,000,000 authorized, Nil and 7,041,515 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $.001 par value; 100,000,000 authorized, 35,646,890 and Nil issued and outstanding at March 31, 2018 and December 31, 2017, respectively	35,647	-
Additional paid-in capital	59,783,213	1,218,490
Accumulated deficit	(59,452,129)	(4,664,721)
Total stockholders’ equity (deficit)	366,731	(502,966)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,878,515	$954,404

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Expenses:
Professional services	$1,349,573	$16,418
Compensation, payroll taxes and benefits	225,848	112,486
Technologies and telecomm	56,942	35,922
Depreciation and amortization	24,284	13,227
Taxes, licenses and insurance	15,048	2,190
Occupancy and equipment	11,185	1,183
Other operating expenses	31,354	161
Total operating expenses	1,714,234	181,587

Net loss from operations	(1,714,234)	(181,587)

Interest income	97	17
Interest expense	(36,514)	-

Net loss	$(1,750,651)	$(181,570)

Loss per share of common stock, basic and diluted	$(0.08)	$(0.03)

Weighted-average number of common shares outstanding, basic and diluted	21,344,203	7,041,515

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,750,651)	$(181,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,284	13,227
Amortization of debt issuance costs	11,807	-
Professional services compensated with stock-based compensation	776,397	-
Net change in operating working capital items	23,949	(4,616)
Net cash used in operating activities	(914,214)	(172,959)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	40,228	-
Purchases of technology and equipment	(24,788)	-
Initial deposit on planned acquisition of SmartPay Leasing, LLC	(100,000)	-
Net cash used in investing activities	(84,560)	-

Cash Flows From Financing Activities:
Proceeds from loans payable	550,000	-
Net cash provided by financing activities	550,000	-

Net increase (decrease) in cash	(448,774)	(172,959)
Cash - beginning of period	756,515	254,759
Cash - end of period	$307,741	$81,800

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for the reverse merger of EPOINT Payment Corp. and Genesis Financial, Inc. (see Note 1 for assets acquired and liabilities assumed)	$1,759,500	$-
Issuance of common stock for the acquisition of Fintech Holdings, LLC (see Note 1 for assets acquired and liabilities assumed)	$52,871,208	$-
Common stock issued in exchange of notes payable	$250,000	$-

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. BACKGROUND

Nature of Operations – Genesis Financial, Inc. (“Genesis” or “Company”) was incorporated in Washington State on January 24, 2002 and on January 26, 2016 it moved its corporate domicile to the State of Wyoming. The Company’s wholly-owned subsidiary EPOINT Payment Corp. (“Epoint”) was incorporated as a C-Corp in the state of Delaware in May 2015. The Company’s headquarters are in Las Vegas, Nevada.

Epoint is in the business of providing a range of alternate financial products designed for cost-efficient delivery via a smart phone or other mobile device. Epoint intends to initiate financial services offerings with an integrated “Mobile First” enabled program targeting underbanked and unbanked consumers, initially in North America, which will include micro credit, mobile phone device financing programs, money transfers, prepaid debit cards, bill payments, mobile top up, check processing, insurance and travel.

Epoint intends to leverage its relationships and agreements with key technology and media participants, together with appropriate financial institutions and distribution collaborators, to offer target consumers a wide range of price leading and more convenient local and international financial services, including money transfer, bill payment, mobile top up, Point of Sale (POS) payments, instant micro loans, check processing, insurance and travel services, all of which are to be delivered via an advanced proprietary platform technology.

Reverse Merger with EPOINT Payment Corp. – On February 15, 2018, the Company and Epoint completed the transactions contemplated by the previously disclosed Capital Stock Exchange Agreement (the “Exchange Agreement”) entered into as of September 8, 2017, as subsequently amended. Under the Exchange Agreement, Genesis acquired 100% of the outstanding capital stock of Epoint, following which Epoint became a wholly-owned subsidiary of Genesis. The transaction was structured as a tax-free reorganization and exempt from registration under the Securities Act of 1933, as amended (the “Act”). Pursuant to the Exchange Agreement, Genesis issued to Epoint’s shareholders an aggregate of 8,231,536 shares of its common stock in exchange for all of their capital holdings in Epoint. At the closing, Genesis also issued to Epoint’s shareholders warrants to purchase up to an additional 845,000 shares of common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2028 at a per share exercise price of $3.00.

On February 12, 2018, Epoint issued warrants to purchase 1,970,250 shares of common stock to certain partners, associates, and designees of Whitestone Investment Network, Inc., a mergers and acquisition advisory group which was instrumental in introducing the management of Epoint to Genesis, and in structuring the Exchange Agreement. At the closing of the Exchange Agreement on February 15, 2018, Genesis also issued to these entities warrants to purchase up to 1,970,250 shares of its common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2023 at a per share exercise price of $3.00.

At the closing of the Exchange Agreement on February 15, 2018, noteholders of $250,000 in principal amount of convertible loans payable (described in Note 5) voluntarily elected to convert their loans into 100,000 shares of Genesis common stock at a conversion rate of $2.50 per share.

Prior to the closing, Genesis was engaged in the business of buying and selling seller financed real estate loans and originating commercial real estate loans and providing start-up funding (the “Prior Business”). In connection with the closings and as mandated by the terms of the Exchange Agreement, Genesis and the Coghlan Family Corporation (the “Coghlan Family Corporation”), an entity controlled by John R. Coghlan, one of the directors and the holder of the majority of the outstanding debt of Genesis prior to the closing, entered into an agreement with Genesis pursuant to which the Coghlan Family Corporation agreed, at a mutually agreeable date after the closings, to assume and otherwise discharge all of Genesis’ outstanding debt, except for a loan of $100,000 payable to Coghlan Family Corporation (the “CFC Loan”), in consideration of the transfer to it by Genesis of the assets related to the Prior Business (the “Purchase and Sale Agreement”). The CFC Loan bears interest at an annual rate of 6% and matures on May 15, 2019. The CFC Loan provides that as soon as administratively feasible after May 15, 2018 Genesis will issue to Coghlan Family Corporation 65,000 shares of Parent Common Stock. Principal and interest are due in full on May 15, 2019.

In accordance with Financial Accounting Standards Board Accounting Standards Codification section 805, “Business Combinations”, Genesis has accounted for the Exchange Agreement transaction as a reverse business combination using the acquisition method. This determination is based on Epoint shareholders obtaining voting control as well as management and Board control of the combined entity. Accordingly, the assets and liabilities and the historical operations that are reflected in these consolidated financial statements are those of Epoint and are recorded at the historical cost basis of Epoint, and the assets and liabilities of Genesis at the merger date were recorded at their fair values.

For accounting purposes, Genesis is deemed to have issued 879,750 common shares to the legacy shareholders of Genesis. Using an estimated fair value of common stock on February 15, 2018 of $2.00 per share, the purchase price of the 879,750 shares held by the legacy shareholders of Genesis was approximately $1,759,500. The difference between the fair value of these shares and the recorded fair value of assets acquired and liabilities assumed of Genesis totaling $1,835,684 was allocated to Goodwill. The preliminary fair value estimates for the consideration paid and the assets acquired and liabilities assumed for our acquisition is based on preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that were not yet finalized related to valuation of goodwill and fair value of common stock.

Acquisition of Fintech – Immediately following the closing of the Exchange Agreement, on February 15, 2018, Genesis and Fintech Holdings, LLC (“Fintech LLC”), an Oregon limited liability company, signed and closed a Membership Interest Exchange Agreement between Genesis and Fintech LLC (the “Fintech Exchange Agreement”; together with the Exchange Agreement, the “Exchange Agreements”) pursuant to which Genesis issued to the members of Fintech LLC an aggregate of 26,435,604 shares of Parent Common Stock. Fintech Investments Inc., the wholly-owned subsidiary of Fintech LLC (“Fintech Investments”) and a company formerly owned and operated by Gary Larkin, the Executive Co-Chairman of Genesis, holds the intellectual property licenses of Epoint’s proprietary platform technologies. Given that the entities were under common control, all of the transactions performed by Fintech Investments were done at the direction of Epoint, and substantially all of the fair value of gross assets acquired is concentrated in a group of similar identifiable assets, management determined that the assets acquired do not represent a business. Accordingly, the assets and liabilities of Fintech LLC and Fintech Investments have been recorded at their historical cost basis at the merger date, and are included in the Company’s consolidated financial statements.

SmartPay – On February 15, 2018, Epoint entered into a Membership Interest Purchase Agreement (the “SmartPay MIPA”) with WNLI Holdings, Inc., a corporation organized under the laws of the State of Ohio (“Seller”), and SmartPay Leasing LLC, a limited liability company organized under the laws of the State of Delaware (“SmartPay”), pursuant to which Epoint agreed to purchase from the Seller all of the outstanding membership interests of SmartPay for consideration of $48.5 million in cash and the assumption by Epoint of certain specified liabilities of SmartPay. Epoint assigned all of its rights under the agreement to Genesis on March 7, 2018.

The closing of the transactions contemplated under the SmartPay MIPA is subject to customary closing conditions, including the raising by Genesis of approximately $60 million to cover the purchase price, related costs and continuing operations. Genesis had previously entered into an agreement with a leading investment bank to raise the necessary amounts. Genesis currently has no commitments from any party for the needed amounts and no assurance can be provided that Genesis will be able to raise the necessary amount on commercial terms acceptable to Genesis. The SmartPay MIPA provides for certain termination rights of the parties, including termination by a party if the closing does not occur on or before July 15, 2018. In addition, the Seller may terminate the agreement if the parties do not reach agreement on or before June 1, 2018 with respect to the retention of certain SmartPay employees and by June 15, 2018, if the Company shall not have either delivered to the Seller a firm financing commitment for an amount sufficient to fund the purchase price or shall not have remitted to the Seller $100,000 on account of the purchase price.

Henceforth, all references to the “Company” shall mean and include Genesis Financial., Inc. and its subsidiaries, following the closing of the Exchange Agreements.

2. LIQUIDITY

Historically, the Company has funded its cash and liquidity needs through the issuance of equity, equity-linked or debt securities. The Company has incurred a net loss of $1,750,651 and has an accumulated deficit of $59,452,129 for the three months ended March 31, 2018. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the three months ended March 31, 2018, the Company raised $550,000 in cash flow from financing activities to meet cash flow used in operating activities. This situation created uncertainties about the Company’s ability to execute its business plan, finance operations, and initially indicated substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2018, the Company had approximately $0.3 million of cash on hand with a negative working capital of $1.9 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through generating revenue and controlling expenses. During the first quarter of 2018, the Company entered into an eWallet transaction processing services agreement, and began deferring revenue that will be recognized once control of these services is transferred to the customer. In addition, subsequent to March 31, 2018 through May 17, 2018, the Company raised an additional $100,000 in cash through debt offerings (see Note 8, Subsequent Events). Additionally, in February 2018, the Company entered into the SmartPay MIPA to acquire SmartPay Leasing, LLC, subject to raising the necessary funding (see Note 1, Background). The Company believes that the recent financing, cost control initiatives and reverse merger with Epoint alleviates the conditions which initially indicated substantial doubt about the Company’s ability to continue as a going concern. Management believes that cash on hand and the most recent debt raise, combined with the planned acquisition and equity raise, will be sufficient to meet its near-term cash needs over the next twelve months.

As of the date of this Report, as a result of the recent financing, cost control initiatives and reverse merger with Epoint, we believe that our current cash and cash equivalents, combined with anticipated financing, will be sufficient to meet the Company’s funding requirements for one year after these consolidated financial statements are issued.

3. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of Presentation and Consolidation - The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the U.S. (U.S. GAAP). The consolidated financial statements include the accounts of Genesis and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Management believes that all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. Operating results for the three months ended March 31, 2018 are not indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period. These unaudited consolidated financial statements and the unaudited notes thereto are condensed and should be read in conjunction with the audited financial statements and notes thereto of EPOINT Payment Corp. for the years ended December 31, 2017 and 2016 included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2018 (our “8-K/A”).

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and other judgments which it thinks are reasonable.

Risks and Uncertainties - The Company’s future operations involve a number of risks and uncertainties. Factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, customer credit risk, continued access to capital and counterparty risk. To minimize counterparty risk, the Company maintains relationships with what management believes to be high-quality financial institutions for the purposes of maintaining cash balances and providing financing. The Company maintains levels of cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and it believes it is not exposed to any significant credit risk on cash.

Earnings (Loss) Per Share - Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2018, outstanding warrants to purchase an aggregate of 2,815,250 shares of common stock and 42,267 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

Revenue Recognition – The Company expects to derive revenues primarily from providing a range of alternate financial products related to providing financial services to underbanked and unbanked individuals. These services are expected to include micro-credit, mobile phone financing, money transfers, prepaid debit cards, bill payments and related services. Revenues will be recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, we satisfy a performance obligation

Cash and Cash Equivalents - The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value Measurements - U.S. GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. U.S. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At March 31, 2018 and December 31, 2017, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by U.S. GAAP.

The hierarchy of fair value valuation techniques under U.S. GAAP provides for three levels: Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under U.S. GAAP’s fair value measurement requirements are as follows:

Level 1:	Fair value of the asset or liability is determined using unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Fair value of the asset or liability is determined using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Fair value of the asset or liability is determined using unobservable inputs that are significant to the fair value measurement and reflect management’s own assumptions regarding the applicable asset or liability.

None of the Company’s assets or liabilities were measured at fair value at March 31, 2018 and December 31, 2017. However, U.S. GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At March 31, 2018 and December 31, 2017, the Company’s notes payable and convertible notes payable are at fixed rates and due to their short-term nature the carrying value approximates fair value.

Technology and Equipment - Technology and equipment, including furniture, equipment, leasehold improvements, purchased custom software and internally developed software is carried at cost less accumulated depreciation and amortization. The Company capitalizes expenditures or betterments that substantially increase asset lives, and charges ordinary repairs and maintenance to operations as incurred. The Company computes depreciation using the straight-line method over estimated useful lives of three to five years. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively.

The Company capitalizes certain software development costs incurred in connection with its eWallet and Micro Line of Credit products. Costs incurred in the preliminary stages of development are expensed as incurred. Once a product has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the product is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality; that is, modifications that enable the software to perform tasks that it previously was incapable of performing. Maintenance costs are expensed as incurred.

Goodwill - Goodwill was created at the time of purchase where the purchase price paid for Genesis exceeded the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is tested for impairment on an annual basis on December 31st, or more frequently if events or changes in circumstances indicate that the reporting units might be impaired. The approach for the review of goodwill has two steps: identifying a potential impairment and measuring the amount of the impairment loss, if any. Factors that are considered important in determining whether an impairment of goodwill might exist include significant, continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends or other factors specific to each reporting unit being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. We use an income and market valuation hybrid approach, as it was considered to be the most appropriate method to isolate the estimated equity value of the Company. This valuation approach involved utilizing a forecasted future cash flow model discounted back at the estimated cost of equity as well as public company market comparables. Our projected cash flow model assumed revenue and operating expense growth over the five-year projected period. At March 31, 2018 and December 31, 2017, no impairment loss was recognized.

Impairment of long-lived assets and long-lived assets to be disposed of - The Company accounts for long-lived assets, including technology and equipment, at amortized cost. Management reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value.

Debt Issuance Costs - Debt issuance costs are amortized over the term of the related debt. Net debt issuance costs were $Nil and $11,807 at March 31, 2018 and December 31, 2017, respectively, and are netted against Loans Payable on the Consolidated Balance Sheets.

Income Taxes - The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At March 31, 2018 and December 31, 2017, the Company established full valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the three months ended March 31, 2018 and 2017.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2014.

Stock-Based Compensation - The Company recognizes as compensation expense all stock-based awards issued to employees and nonemployees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of warrants and options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $776,397 and $Nil for the three months ended March 31, 2018 and 2017, respectively, and is included in Professional services expenses on the Consolidated Statements of Operations.

Recent Adopted Accounting Pronouncements – In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments and in November 2016 issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standards will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and amends the existing accounting standards for the statement of cash flows. The amendments provide guidance on the following nine cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle; and restricted cash. The adoption on January 1, 2018 of ASU 2016-15 and ASU 2016-18 did not have a material effect on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which amends guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. In July 2015, FASB deferred by one year the effective dates of its new revenue recognition standard for public and nonpublic entities. In addition, in March 2016, the FASB issued ASU 2016-08, which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, to clarify the implementation guidance on identifying performance obligations and licensing. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption on January 1, 2018 of ASU 2014-09 did not have a material effect on the consolidated financial statements as we did not have any contracts with customers prior to January 1, 2018.

Recent Accounting Pronouncements - In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. ASU 2017-04 will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied prospectively. Early adoption of this standard is permitted. The Company is currently in the process of evaluating the impact of ASU 2017-04 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 824) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 does not fundamentally change lessor accounting, but does make changes to conform and align lessor accounting with the lessee accounting guidance and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) (“ASU 2014-09”). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Entities must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is still assessing the potential impact of ASU 2016-02 on its consolidated financial statements.

4. TECHNOLOGY AND EQUIPMENT

Technology and equipment consists of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Software	$695,502	$260,000
Leasehold improvements	550	-
Computer equipment	18,842	5,106
Total cost	714,894	265,106
Less accumulated depreciation and amortization	(301,876)	(93,217)
Total technology and equipment, net	$413,018	$171,889

5. LOANS PAYABLE

Loans payable and accrued interest consists of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Convertible notes payable issued at a 7.8% debt discount. The notes had a 1-year maturity, due in August 2018. The notes had an automatic mandatory conversion feature upon the closing of an initial public offering or merger with, or acquisition by, a reporting company (the “IPO”) where the principal balance and any accrued interest are converted into equity securities at a price equal to $2.50 per share of the reporting company. If the IPO has not occurred on or before the one-year maturity date, the Company could extend the maturity date an additional 6 months bearing interest at 10.8%. The notes had a voluntary conversion feature where the investor could convert at any time into Series A Common Stock of Epoint at the conversion price of $2.50 per share. As described in Note 1, these notes were converted into common stock of the Company in February 2018.	$-	$250,000
Convertible note payable bearing interest at 10.0%. The note principal plus accrued interest is due in full in December 2018. The note has an automatic conversion feature upon the closing of an IPO where the principal balance and any accrued interest are converted into equity securities at a price equal to 70% of the price per share sold to the public or, if no shares are sold to public at time of the IPO, 70% of the weighted average five trading day sale price of the shares of the reporting company. The note has a voluntary conversion feature where the investor may convert at any time into common stock of the Company at the conversion price of $2.50 per share.	100,000	100,000
Note payable bearing interest at 6.0%. The note principal plus accrued interest is due in full in May 2019. As described in Note 1, this note was assumed in February 2018 as part of the merger with Epoint.	100,000	-
Notes payable bearing interest at 6.0%. The notes have a 6-month maturity where the principal and accrued interest is due in full at various dates in 2018.	1,550,000	1,000,000
Total loans payable	1,750,000	1,350,000
Accrued interest	31,447	6,739
Debt issuance costs, net of amortization	-	(11,806)
Total loans payable and accrued interest, net	$1,781,447	$1,344,933

6. STOCKHOLDER’S EQUITY (DEFICIT)

	Series A 8% Cumulative Convertible Preferred Stock		Series A Common Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2017	1,190,021	$2,943,265	7,041,515	$-	-	$-	$1,218,490	$(4,664,721)	$(502,966)
Common shares issued on conversion of convertible notes	-	-	-	-	100,000	100	249,900	-	250,000
Issuance of warrants as stock-based compensation	-	-	-	-	-	-	776,397	-	776,397
Effect of reverse merger on legacy shareholders of EPOINT Payment Corp.	(1,190,021)	(2,943,265)	(7,041,515)	-	8,231,536	8,231	2,935,034	-	-
Effect of reverse merger on legacy shareholders of Genesis Financial, Inc.	-	-	-	-	879,750	880	1,758,620	-	1,759,500
Common shares issued for acquisition of Fintech Holdings, LLC	-	-	-	-	26,435,604	26,436	52,844,772	(53,036,757)	(165,549)
Net loss	-	-	-	-	-	-	-	(1,750,651)	(1,750,651)
Balance - March 31, 2018	-	$-	-	$-	35,646,890	$35,647	$59,783,213	$(59,452,129)	$366,731

Reverse Merger

As discussed in Note 1, Genesis has accounted for the Exchange Agreement transaction as a reverse business combination using the acquisition method.

The fair value of the assets acquired and liabilities assumed in the Exchange Agreement are as follows:

Purchase price:
879,750 shares of common stock valued at $2.00 per share	$1,759,500
Assets acquired and liabilities assumed:
Cash	14,666
Prepaid expenses and other current assets	25,000
Accounts payable and accrued expenses	(15,850)
Loan payable	(100,000)
Goodwill	1,835,684
$1,759,500

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2018 and 2017 assume the reverse business combination was completed on January 1, 2017:

	Three Months Ended March 31,
	2018	2017
Pro forma revenues	$-	$10,147
Pro forma net loss	(1,367,604)	(235,779)
Pro forma basic and diluted net loss per share	$(0.04)	$(0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

All share and per share data in the accompanying financial statements and footnotes have been retroactively reflected for the reverse merger.

Warrants

As discussed in Note 1, at the closing of the Exchange Agreement, Genesis issued to Epoint’s shareholders warrants to purchase up to an additional 845,000 shares of common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2028 at a per share exercise price of $3.00.

Also at the closing of the Exchange Agreement, Genesis issued warrants to purchase up to 1,970,250 shares of its common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2023 at a per share exercise price of $3.00. The estimated fair value of the warrants, which was expensed in full at issuance, was $776,397, based on Black-Scholes pricing model using the assumptions below:

Volatility	50%
Risk-free interest rate	2.36%
Expected term (in years)	2.5
Expected dividend yield	-
Fair value of warrant	$0.39

A summary of activity in warrants is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Remaining	Exercise	Intrinsic
	Warrants	Life	Price	Value

Outstanding at December 31, 2017	845,000	2.5 years	$3.00	$-

Three months ended March 31, 2018:
Granted	2,815,250	6.5 years	$3.00	$-
Exercised	-	-	$-	$-
Exchanged	(845,000)	2.5 years	$3.00	$-

Outstanding at March 31, 2018	2,815,250	6.4 years	$3.00	$-

Conversion of Debt

As discussed in Note 1, at the closing of the Exchange Agreement on February 15, 2018, noteholders of $250,000 of convertible loans payable (described in Note 5) voluntarily elected to convert their loans into 100,000 shares of Genesis common stock at a conversion rate of $2.50 per share.

Purchase and Sale Agreement

As discussed in Note 1, in connection with the closings and as mandated by the terms of the Exchange Agreement, Genesis and the Coghlan Family Corporation, an entity controlled by John R. Coghlan, one of the directors and the holder of the majority of the outstanding debt of Genesis prior to the closings, entered into the Purchase and Sale Agreement with Genesis pursuant to which the Coghlan Family Corporation agreed, at a mutually agreeable date after the closings, to assume and otherwise discharge all of Genesis’ outstanding debt, except for the CFC Loan, in consideration of the transfer to it by Genesis of the assets related to the Prior Business.

The summary of the sale of assets and discharge of liabilities under the Purchase and Sale Agreement are as follows, and is not included in these consolidated financial statements as the transaction occurred in connection with the closing of the reverse merger with Epoint and amounts in these consolidated financial statements prior to the reverse merger relate to Epoint operations only:

Cash and cash equivalents	$4,786
Investments in real estate limited liability companies	103,584
Loans held for sale	285,919
Long-term investment	212,619
Real estate leasehold interest, net	93,000
Technology and equipment, net	511
Total assets sold	$700,419

Line of credit, affiliated company	$(690,419)
Other current liabilities	(10,000)
Total liabilities discharged	$(700,419)

Fintech Exchange Agreement

As discussed in Note 1, immediately following the closing of the Exchange Agreement, on February 15, 2018, Genesis and Fintech LLC signed and closed the Fintech Exchange Agreement pursuant to which Genesis issued to the members of Fintech LLC an aggregate of 26,435,604 shares of Parent Common Stock. As described more fully in Note 1, the assets and liabilities of Fintech LLC and Fintech Investments have been recorded at their historical cost basis at the merger date, and are included in the Company’s consolidated financial statements.

The assets acquired and liabilities assumed in the Fintech Exchange Agreement are as follows:

Purchase price:
26,435,604 shares of common stock valued at $2.00 per share	$52,871,208
Assets acquired and liabilities assumed:
Cash	25,562
Technology and equipment, net	240,625
Accounts payable and accrued expenses	(431,736)
(165,549)
Accumulated deficit impact	53,036,757
$52,871,208

7. RELATED-PARTY TRANSACTIONS

(i) Commencing August 2015, Epoint contracted Fintech Investments to provide development and distribution support services for the Company’s eWallet and Micro Line of Credit (“MLOC”) platforms. Fintech holds the underlying intellectual property pertaining to the Company technology platforms, including the eWallet and MLOC platforms. Gary Larkin, the Founder, Chairman and Chief Executive Officer of Epoint, is also the sole shareholder, Founder, Chairman and Chief Executive Officer of Fintech. Epoint made payments to Fintech of $40,000 and $50,612 in the three months ended March 31, 2018 and 2017, respectively, and such payments are included in Technologies and telecomm expenses on the Consolidated Statements of Operations.

(ii) Since July 2015, Epoint, the Company’s wholly owned subsidiary, contracted 3rd Rock Communications, Inc. (“3rd Rock”) to provide bookkeeping and general administrative services. 3rd Rock is a Delaware corporation wholly-owned by Gary Larkin, the Founder, Chairman and Chief Executive Officer of Epoint, and his spouse. Epoint made payments to 3rd Rock of $9,000 and $9,000 in the three months ended March 31, 2018 and 2017, respectively, and such payments are included in Professional services expenses on the Consolidated Statements of Operations.

(iii) In a prior year, Fintech entered into a license agreement with 3rd Rock to acquire global license rights to certain intellectual property licensed to 3rd Rock by Cash America Holdings, Inc. and Enova Financial, LLC, for the exploitation of a micro-credit program. Under this agreement, Fintech has committed to pay to 3rd Rock a gross sum of $500,000 periodically through September 2018 and, has to date, made scheduled payments to 3rd Rock in the amount of $75,000. The intellectual property is included in Technology and equipment, and the payable of $425,000 as of March 31, 2018 to 3rd Rock is included in Accounts payable and accrued expenses on the Consolidated Balance Sheet.

8. SUBSEQUENT EVENTS

The Company obtained a 12-month extension of the CFC Loan maturity. Other than for the extension of the maturity date, the terms remain unchanged, except the CFC Loan provides that as soon as administratively feasible after May 15, 2018 Genesis will issue to Coghlan Family Corporation 65,000 shares of Parent Common Stock. Principal and interest are due in full on May 15, 2019.

The Company obtained a 2-month extension of the SmartPay MIPA which provides for certain termination rights of the parties, including termination by a party if the closing does not occur on or before July 15, 2018. In addition, the Seller may terminate the agreement if the parties do not reach agreement on or before June 1, 2018 with respect to the retention of certain SmartPay employees and by June 15, 2018, if the Company shall not have either delivered to the Seller a firm financing commitment for an amount sufficient to fund the purchase price or shall not have remitted to the Seller $100,000 on account of the purchase price.

On May 11, 2018, the Company raised $100,000 through a note payable bearing interest at 6.0%. The note has a 6-month maturity where the principal and accrued interest is due in full on November 11, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto of our wholly-owned subsidiary EPOINT Payment Corp. for the years ended December 31, 2017 and 2016 included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2018 (the “8-K/A”) as well as the unaudited financial statements of Genesis Financial, Inc. included in this report. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of the private securities litigation reform act of 1995, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new products and services, reliance on external sources of financing, development risks for new products and brands, dependence on third party service providers, fluctuations in market demand and customer preferences, changes in government regulations, as well as general conditions of the payment and financial services industries, and other “Risk Factors” discussed in our Current Report on Form 8-K filed with the SEC on February 22, 2018 (our “8-K”), similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the SEC.

Overview of the Business of the Company

Genesis Financial, Inc., through its wholly-owned subsidiary, Epoint Payment Corp., is engaged in providing a range of diverse alternate financial products designed for cost-efficient delivery via a smart phone or other mobile device. Epoint intends to initiate financial services with an integrated “Mobile First” enabled program targeting underbanked and unbanked consumers, initially in North America, which will include micro credit, mobile phone device financing programs, money transfers, prepaid debit cards, bill payments, mobile top up, check processing, insurance and travel.

For most people, having a bank account is as natural as breathing. But according to the 2016 FDIC National Survey of Unbanked and Underbanked Households, 15.6 million adults are completely unbanked and 27% of U.S. households, or approximately 68 million consumers, are underbanked, which means they have no credit history or only nonbank credit. These unbanked and underbanked consumers tend to rely solely upon alternate financial services or in many instances are forced supplement their bank relationship with alternative financial services. In both categories, consumers often turn to non-bank financial products that many consumer advocates describe as predatory at worst and insufficient at best. In addition to those consumers who have traditionally fallen into the under-banked and unbanked category, there is an emerging segment of consumers, including millennials, who are drawn to less formal banking preferring to manage their finances through prepaid debit cards and/or more recently reloadable mobile wallets.

We intend to leverage our relationships and agreements with key technology and media participants, together with appropriate financial institutions and distribution partners, to offer target customers a wide range of price leading and more convenient local and international financial services, including money transfer, bill payment, mobile top up, Point of Sale (POS) payments, instant micro loans, check processing, insurance and travel services, all of which are to be delivered via an advanced proprietary platform technology.

We plan to initiate our service offering with products designed to appeal to key underbanked consumer market segments including ex-patriate Spanish speaking consumers in the United States.

Prior to the closing, Genesis was engaged in the business of buying and selling seller financed real estate loans and originating commercial real estate loans and providing start-up funding. Following the closing of the reverse acquisition between Genesis Financial, Inc. and Epoint Payment Corp., pursuant to which Epoint became a wholly-owned subsidiary of Genesis, these operations have been discontinued.

Reverse Merger

On February 15, 2018, Genesis Financial and Epoint completed the transactions contemplated under the Exchange Agreement where Genesis acquired 100% of the outstanding capital stock of Epoint, following which Epoint became a wholly-owned subsidiary of Genesis. Immediately following the closing of the Exchange Agreement, on February 15, 2018, Genesis and Fintech Holdings, LLC (“Fintech LLC”), an Oregon limited liability company, signed and closed a Membership Interest Exchange Agreement between Genesis and Fintech LLC (the “Fintech Exchange Agreement”).

Following the closings, each of Epoint and Fintech LLC became wholly-owned subsidiaries of the Company. Below is a diagram of the current corporate structure of the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Professional services expenses for the three months ended March 31, 2018 increased to $1,349,573 from $16,418 for the three months ended March 31, 2017. This increase is primarily due to increased legal, accounting and consulting expenses related to the Exchange Agreement closing, Fintech Exchange Agreement closing and the preparation of the SmartPay MIPA, and included $776,397 of stock-based compensation expense calculated by the Black-Scholes pricing model relating to the issuance of warrants to purchase 1,970,250 shares of common stock to certain partners, associates, and designees of Whitestone Investment Network, Inc., a mergers and acquisition advisory group which was instrumental in introducing the management of Epoint to Genesis, and in structuring the Exchange Agreement.

Compensation, payroll taxes and benefits expenses for the three months ended March 31, 2018 increased to $225,848 or approximately 101% from $112,486 for the three months ended March 31, 2017. This increase is primarily due to the headcount additions after the closing of the Exchange Agreement and the Fintech Exchange Agreement, including the Chief Executive Officer and Chief Financial Officer, and an Epoint Project Manager.

Technologies and telecom expenses for the three months ended March 31, 2018 increased to $56,942, or approximately 59%, from $35,922 for the three months ended March 31, 2017. This increase is primarily due to increased platform support services, where third party consultants perform routine maintenance and testing of the Epoint eWallet and MLOC platforms.

Depreciation and amortization for the three months ended March 31, 2018 increased to $24,284, or approximately 84%, from $13,227 for the three months ended March 31, 2017. This increase is primarily due to depreciation on the custom software acquired under the Fintech Exchange Agreement.

Taxes, licenses and insurance for the three months ended March 31, 2018 increased to $15,048 from $2,190 for the three months ended March 31, 2017. This increase is primarily due to new insurance policies being obtained that relate to becoming an SEC registered company, hiring new employees and entering a new corporate office lease in Las Vegas, Nevada.

Occupancy and equipment, and Other operating expenses for the three months ended March 31, 2018 increased to $42,539 from $1,344 for the three months ended March 31, 2017. This increase is primarily due to initiatives to scale up business operations upon completion of the Exchange Agreement, including adding headcount and the related travel, and moving into a new corporate office in Las Vegas, Nevada.

Interest expense was $36,514 for the three months ended March 31, 2018, compared to $Nil for the three months ended March 31, 2017. This increase was due to accrued interest on loans payable.

Net loss during the three months ended March 31, 2018 was $1,750,651 as compared to a loss of $181,570 for the three months ended March 31, 2017. The increase in our net loss was primarily attributable to our increased operating expenses related to completion of the Exchange Agreement, Fintech Exchange Agreement and the SmartPay MIPA, accrued interest expense on notes payable, and stock-based compensation expense from the issuance of warrants.

Liquidity and Capital Resources

Our primary capital requirements are for cash used in operating activities. Funds for such purposes have historically been generated from short-term credit in the form of extended payment terms from suppliers, convertible debt and equity financings.

Historically, we have funded our cash and liquidity needs through the issuance of equity, equity-linked or debt securities. We incurred a net loss of $1,750,651 and have an accumulated deficit of $59,452,129 for the three months ended March 31, 2018. To date, we have depended on raising capital from debt and equity financings to meet our needs for cash flow used in operating activities. For the three months ended March 31, 2018, we raised $550,000 in cash flow from financing activities to meet cash flow used in operating activities. This situation created uncertainties relating to our ability to execute our business plan, finance operations, and initially indicated substantial doubt about our ability to continue as a going concern.

At March 31, 2018, Genesis had approximately $0.3 million of cash on hand with a negative working capital of $1.9 million. Our ability to meet ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through generating revenue, controlling expenses and raising additional working capital. During the first quarter of 2018, the Company entered into an eWallet transaction processing services agreement, and began deferring revenue that will be recognized once control of these services is transferred to the customer. In addition, subsequent to March 31, 2018 through May 17, 2018, the Company raised an additional $100,000 in cash through debt offerings (see Note 8, Subsequent Events). Additionally, in February 2018, the Company entered into the SmartPay MIPA to acquire SmartPay Leasing, LLC, subject to raising the necessary funding (see Note 1, Background). Management believes that the recent financing, cost control initiatives and reverse acquisition alleviates the conditions which initially indicated substantial doubt about our ability to continue as a going concern. Management believes that cash on hand and the most recent debt raise, combined with the planned acquisition and capital raise, will be sufficient to meet our near-term cash needs over the next twelve months. Of course, no assurance can be provided that the Company will be successful in raising the planned acquisition capital on commercially acceptable terms.

Our cash flow related information for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$(914,214)	$(172,959)
Investing activities	(84,560)	-
Financing activities	550,000	-

Operating Activities

In the three months ended March 31, 2018, the net loss plus non-cash adjustments was approximately $0.9 million compared to using $0.2 million during the same period in 2017. The increase in cash usage can be primarily attributed to the larger net loss incurred in 2018 as compared to 2017. Non-cash adjustments in the aggregate were about $0.8 million higher in 2018. In addition, there was a $0.2 million increase in prepaid expenses and other assets and a $0.2 million increase in accounts payable and accrued liabilities in 2018. In 2017, there was no significant change in working capital items.

Investing Activities

Cash used in investing activities consists primarily of an initial $100,000 deposit on the planned acquisition of SmartPay Leasing, LLC paid in the three months ended March 31, 2018. In addition, capital expenditures for the purchases of technology and equipment were $24,788 and $Nil in the three months ended March 31, 2018 and 2017, respectively. Cash acquired in acquisitions was $40,228 in the three months ended March 31, 2018.

Financing Activities

During the three months ended March 31, 2018, operating losses and working capital needs discussed above were met by raising cash in debt financing of $0.6 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. The more judgmental estimates are summarized below. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Revenue Recognition

We expect to derive revenues primarily from providing a range of alternate financial products related to providing financial services to underbanked and unbanked individuals. These services are expected to include micro-credit, mobile phone financing, money transfers, prepaid debit cards, bill payments and related services. Revenues will be recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, we satisfy a performance obligation

Technology and Equipment

Technology and equipment, including furniture, equipment, leasehold improvements, purchased custom software and internally developed software is carried at cost less accumulated depreciation and amortization. We capitalize expenditures or betterments that substantially increase asset lives, and charges ordinary repairs and maintenance to operations as incurred. We compute depreciation using the straight-line method over estimated useful lives of three to five years. Estimated useful lives are periodically reviewed, and where appropriate, changes are made prospectively.

We capitalize certain software development costs incurred in connection with its eWallet and Micro Line of Credit products. Costs incurred in the preliminary stages of development are expensed as incurred. Once a product has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the product is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality; that is, modifications that enable the software to perform tasks that it previously was incapable of performing. Maintenance costs are expensed as incurred.

Goodwill

Goodwill was created at the time of purchase where the purchase price paid for Genesis exceeded the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is tested for impairment on an annual basis on December 31st, or more frequently if events or changes in circumstances indicate that the reporting units might be impaired. The approach for the review of goodwill has two steps: identifying a potential impairment and measuring the amount of the impairment loss, if any. Factors that are considered important in determining whether an impairment of goodwill might exist include significant, continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends or other factors specific to each reporting unit being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. We use an income and market valuation hybrid approach, as it was considered to be the most appropriate method to isolate the estimated equity value of the Company. This valuation approach involved utilizing a forecasted future cash flow model discounted back at the estimated cost of equity as well as public company market comparables. Our projected cash flow model assumed revenue and operating expense growth over the five-year projected period. At March 31, 2018 and December 31, 2017, no impairment loss was recognized.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees and nonemployees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of warrants and options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments and in November 2016 issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standards will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and amends the existing accounting standards for the statement of cash flows. The amendments provide guidance on the following nine cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle; and restricted cash. The adoption on January 1, 2018 of ASU 2016-15 and ASU 2016-18 did not have a material effect on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which amends guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. In July 2015, FASB deferred by one year the effective dates of its new revenue recognition standard for public and nonpublic entities. In addition, in March 2016, the FASB issued ASU 2016-08, which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, to clarify the implementation guidance on identifying performance obligations and licensing. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption on January 1, 2018 of ASU 2014-09 did not have a material effect on the consolidated financial statements as we did not have any contracts with customers prior to January 1, 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. ASU 2017-04 will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied prospectively. Early adoption of this standard is permitted. The Company is currently in the process of evaluating the impact of ASU 2017-04 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 824) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 does not fundamentally change lessor accounting, but does make changes to conform and align lessor accounting with the lessee accounting guidance and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A-Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40) (“ASU 2014-09”). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Entities must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is still assessing the potential impact of ASU 2016-02 on its consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended March 31, 2018, our management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, and has concluded that there was no change that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:

On February 15, 2018, we completed the mergers with Epoint Payment Corp and Fintech Holdings, LLC described in Items 1 and 2 above.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, we issued unregistered securities as follows:

1.	On February 15, 2018, the Company and Epoint completed the transactions contemplated under the Exchange Agreement where Genesis acquired 100% of the outstanding capital stock of Epoint, following which Epoint became a wholly-owned subsidiary of Genesis. Pursuant to the Exchange Agreement, Genesis issued to former Epoint shareholders an aggregate of 8,231,536 shares of its common stock in exchange for all of their capital holdings in Epoint.

2.	On February 15, 2018, Genesis also issued to former Epoint shareholders warrants to purchase up to an additional 845,000 shares of common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2028 at a per share exercise price of $3.00.

3.	On February 12, 2018, Epoint issued warrants to purchase 1,970,250 shares of common stock to certain partners, associates, and designees of Whitestone Investment Network, Inc., a mergers and acquisition advisory group which was instrumental in introducing the management of Epoint to Genesis, and in structuring the Exchange Agreement. At the closing of the Exchange Agreement on February 15, 2018, Genesis also issued to these entities warrants to purchase up to 1,970,250 shares of its common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2023 at a per share exercise price of $3.00.

4.	On February 15, 2018, noteholders of $250,000 of convertible loans payable voluntarily elected to convert their loans into 100,000 shares of Genesis common stock at a conversion rate of $2.50 per share.

5.	On February 15, 2018, Genesis and Fintech LLC signed and closed the Fintech Exchange Agreement pursuant to which Genesis issued to the members of Fintech LLC an aggregate of 26,435,604 shares of common stock.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit No.	Description

10.1	Lease Agreement dated as of March 1, 2018 between Gipper 1. LLC and Genesis Financial, Inc.
10.2	First Amendment to Membership Interest Purchase Agreement dated May 10, 2018 by and among Genesis Financial Inc., WNLI Holdings, Inc. and SmartPay Leasing LLC. (incorporated by reference to our current report on Form 8-K filed on May 16, 2018)
31.1	Certification of Roy Rose pursuant to Rule 13a-14(a).
31.2	Certification of Murray Smith pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS FINANCIAL, INC.

By:	/s/ Roy Rose
Roy Rose
Chief Executive Officer, Director
(Principal Executive Officer)
Date: May 17, 2018

By:	/s/ Murray Smith
Murray Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 17, 2018

