Form 10-Q
period 2018-06-30
GENESIS FINANCIAL INC
filed 2018-08-20
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No.: 333-103331

GENESIS FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Wyoming	03-0377717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11920 Southern Highlands Parkway, Suite 200 Las Vegas, Nevada	89141
(Address of principal executive offices)	(Zip Code)

(702) 776-7556

(Registrant’s telephone number, including area code)

None

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 20, 2018, Genesis Financial, Inc. had outstanding 35,711,905 shares of common stock, par value of $0.001 per share.

GENESIS FINANCIAL, INC.

FORM 10-Q

June 30, 2018

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Genesis Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$79,600	$756,515
Prepaid expenses and other current assets	284,927	25,000
Total current assets	364,527	781,515
Technology and equipment, net	433,048	171,889
Goodwill	1,835,684	-
Other assets	113,810	1,000
Total Assets	$2,747,069	$954,404

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,190,791	$112,437
Loans payable and accrued interest, net	2,007,136	1,344,933
Total liabilities	3,197,927	1,457,370

Stockholders' deficit:
Preferred stock, $0.0001 par value, 6,000,000 total authorized, 2,500,000 authorized are designated as Series A 8% cumulative convertible preferred, Nil and 1,190,021 Series A 8% cumulative convertible preferred issued and outstanding at June 30, 2018 and December 31, 2017 (liquidation values of $Nil and $5,070,000), respectively	-	2,943,265
Series A common stock, $0.0001 par value, 15,000,000 authorized, Nil and 7,041,515 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 100,000,000 authorized, 35,711,905 and Nil issued and outstanding at June 30, 2018 and December 31, 2017, respectively	35,712	-
Additional paid-in capital	59,913,149	1,218,490
Accumulated deficit	(60,399,719)	(4,664,721)
Total stockholders' deficit	(450,858)	(502,966)

Total Liabilities and Stockholders' Deficit	$2,747,069	$954,404

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Expenses:
Professional services	$405,741	$14,810	$1,755,314	$31,228
Compensation, payroll taxes and benefits	264,038	54,367	489,886	166,852
Technologies and telecomm	23,583	580	80,525	36,502
Depreciation and amortization	37,404	13,227	61,688	26,454
Taxes, licenses and insurance	34,143	240	49,191	2,430
Occupancy and equipment	28,910	1,079	40,095	2,262
Other operating expenses	33,222	407	64,576	568
Total operating expenses	827,041	84,710	2,541,275	266,296

Net loss from operations	(827,041)	(84,710)	(2,541,275)	(266,296)

Interest income	16	4	113	21
Interest expense	(120,689)	-	(157,203)	-

Net loss	$(947,714)	$(84,706)	$(2,698,365)	$(266,275)

Loss per share of common stock, basic and diluted	$(0.03)	$(0.01)	$(0.09)	$(0.04)

Weighted-average number of common shares outstanding, basic and diluted	35,650,476	7,041,515	28,536,864	7,041,519

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(2,698,365)	$(266,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,688	26,454
Amortization of debt issuance costs	20,140	-
Common stock issued for loan fee on note payable	80,000
Professional services compensated with stock-based compensation	776,397	-
Net change in operating working capital items	540,094	11,002
Net cash used in operating activities	(1,220,046)	(228,819)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	40,353	-
Purchases of technology and equipment	(82,222)	-
Deposits on planned acquisition of SmartPay Leasing, LLC	(200,000)	-
Net cash used in investing activities	(241,869)	-

Cash Flows From Financing Activities:
Proceeds from loans payable	785,000	-
Net cash provided by financing activities	785,000	-

Net increase (decrease) in cash	(676,915)	(228,819)
Cash - beginning of period	756,515	254,759
Cash - end of period	$79,600	$25,940

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for the reverse merger of EPOINT Payment Corp. and Genesis Financial, Inc. (see Note 1 for assets acquired and liabilities assumed)	$1,759,500	$-
Issuance of common stock for the acquisition of Fintech Holdings, LLC (see Note 1 for assets acquired and liabilities assumed)	$52,871,210	$-
Common stock issued in exchange of notes payable	$250,000	$-
Common stock issued as debt issuance costs	$130,000	$-

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

Prior to the closing, Genesis was engaged in the business of buying and selling seller financed real estate loans and originating commercial real estate loans and providing start-up funding (the “Prior Business”). In connection with the closings and as mandated by the terms of the Exchange Agreement, Genesis and the Coghlan Family Corporation (the “Coghlan Family Corporation”), an entity controlled by John R. Coghlan, one of the directors and the holder of the majority of the outstanding debt of Genesis prior to the closing, entered into an agreement with Genesis pursuant to which the Coghlan Family Corporation agreed, at a mutually agreeable date after the closings, to assume and otherwise discharge all of Genesis’ outstanding debt, except for a loan of $100,000 payable to Coghlan Family Corporation (the “CFC Loan”), in consideration of the transfer to it by Genesis of the assets related to the Prior Business (the “Purchase and Sale Agreement”). The CFC Loan bears interest at an annual rate of 6% and the maturity date was extended to May 15, 2019. Upon extension of the note in May 2018, Genesis issued to Coghlan Family Corporation 65,000 shares of Common Stock.

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

For accounting purposes, Genesis is deemed to have issued 879,765 common shares to the legacy shareholders of Genesis. Using an estimated fair value of common stock on February 15, 2018 of $2.00 per share, the purchase price of the 879,765 shares held by the legacy shareholders of Genesis was approximately $1,759,500. The difference between the fair value of these shares and the recorded fair value of assets acquired and liabilities assumed of Genesis totaling $1,835,684 was allocated to Goodwill. The preliminary fair value estimates for the consideration paid and the assets acquired and liabilities assumed for our acquisition is based on preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that were not yet finalized related to valuation of goodwill and fair value of common stock.

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

2. LIQUIDITY

Historically, the Company has funded its cash and liquidity needs through the issuance of equity, equity-linked or debt securities. The Company has incurred a net loss of $2,698,365 and has an accumulated deficit of $60,399,719 as of and for the six months ended June 30, 2018. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the six months ended June 30, 2018, the Company raised $785,000 from financing activities in order to meet cash flow requirements in operating activities. In addition, as of June 30, 2018 there were outstanding notes in aggregate principal amount and accrued interest of $1,294,589 with past due maturity dates. This situation creates uncertainties about the Company’s ability to execute its business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements were issued.

At June 30, 2018, the Company had approximately $0.1 million of cash on hand with a negative working capital of $2.8 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through raising capital on an immediate basis, and ultimately generating revenue and controlling expenses. During the first quarter of 2018, the Company entered into an eWallet transaction processing services agreement, and began receiving payments that have been recorded as deferred revenue that will be recognized once control of these services are transferred to the customer. In addition, subsequent to June 30, 2018 and through August 20, 2018, the Company raised an additional $110,000 in cash through debt offerings (see Note 8, Subsequent Events). However, the Company’s current cash resources are not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of Presentation and Consolidation - The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the U.S. (U.S. GAAP). The consolidated financial statements include the accounts of Genesis and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. Operating results for the six months ended June 30, 2018 are not indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period. These unaudited consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto of EPOINT Payment Corp. for the years ended December 31, 2017 and 2016 included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2018 (our “8-K/A”).

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

Earnings (Loss) Per Share - Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2018, outstanding warrants to purchase an aggregate of 2,815,250 shares of common stock, outstanding stock options to purchase 1,750,000 shares of common stock, and 42,267 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive (none for 2017 periods).

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

Fair Value Measurements - U.S. GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. U.S. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At June 30, 2018 and December 31, 2017, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by U.S. GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at June 30, 2018 and December 31, 2017. However, U.S. GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of accounts payable, accrued liabilities, notes payable, and convertible note payable. The estimated fair value of accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At June 30, 2018 and December 31, 2017, the Company’s notes payable and convertible notes payable are at fixed rates and due to their short-term nature the carrying value approximates fair value.

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

Goodwill - Goodwill was created at the time of purchase where the purchase price paid for Genesis exceeded the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is tested for impairment on an annual basis on December 31st, or more frequently if events or changes in circumstances indicate that the reporting units might be impaired. The approach for the review of goodwill has two steps: identifying a potential impairment and measuring the amount of the impairment loss, if any. Factors that are considered important in determining whether an impairment of goodwill might exist include significant, continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends or other factors specific to each reporting unit being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. We use an income and market valuation hybrid approach, as it was considered to be the most appropriate method to isolate the estimated equity value of the Company. This valuation approach involved utilizing a forecasted future cash flow model discounted back at the estimated cost of equity as well as public company market comparables. Our projected cash flow model assumed revenue and operating expense growth over the five-year projected period. At June 30, 2018, no impairment loss was recognized.

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

Debt Issuance Costs - Debt issuance costs are amortized over the term of the related debt. Net debt issuance costs were $41,667 and $11,806 at June 30, 2018 and December 31, 2017, respectively, and are netted against Loans Payable on the Consolidated Balance Sheets.

Income Taxes - The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At June 30, 2018 and December 31, 2017, the Company established full valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the six months ended June 30, 2018 and 2017.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2014.

Stock-Based Compensation - The Company recognizes as compensation expense all stock-based awards issued to employees and nonemployees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of warrants and options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $776,397 from issuing warrants to non-employees and $Nil for the six months ended June 30, 2018 and 2017, respectively, and is included in Professional services expenses on the Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements – In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments and in November 2016 issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standards will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and amends the existing accounting standards for the statement of cash flows. The amendments provide guidance on the following nine cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle; and restricted cash. The adoption on January 1, 2018 of ASU 2016-15 and ASU 2016-18 did not have a material effect on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the adoption of this guidance will be significant and the changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for leased facilities.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This guidance provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In addition, this ASU provides a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease and instead account for the lease as a single component if both the timing and pattern of transfer of the nonlease component(s) are the same, and if the lease would be classified as an operating lease. These amendments have the same effective date as ASU 2016-02.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective on January 1, 2019, and early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company is currently assessing the potential impact this ASU will have on our consolidated results of operations, financial position, and cash flows.

4. TECHNOLOGY AND EQUIPMENT

Technology and equipment consists of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Software	$732,943	$260,000
Leasehold improvements	9,050	-
Computer equipment	30,336	5,106
Total cost	772,329	265,106
Less accumulated depreciation and amortization	(339,281)	(93,217)
Total technology and equipment, net	$433,048	$171,889

5. LOANS PAYABLE

Loans payable and accrued interest consists of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Convertible notes payable issued at a 7.8% debt discount. The notes had a 1-year maturity, due in August 2018. The notes had an automatic mandatory conversion feature upon the closing of an initial public offering or merger with, or acquisition by, a reporting company (the “IPO”) where the principal balance and any accrued interest are converted into equity securities at a price equal to $2.50 per share of the reporting company. If the IPO has not occurred on or before the one-year maturity date, the Company could extend the maturity date an additional 6 months bearing interest at 10.8%. The notes had a voluntary conversion feature where the investor could convert at any time into Series A Common Stock of Epoint at the conversion price of $2.50 per share. As described in Note 1, these notes were converted into common stock of the Company in February 2018.	$-	$250,000
Convertible note payable bearing interest at 10.0%. The note principal plus accrued interest is due in full in December 2018. The note has an automatic conversion feature upon the closing of an IPO where the principal balance and any accrued interest are converted into equity securities at a price equal to 70% of the price per share sold to the public or, if no shares are sold to public at time of the IPO, 70% of the weighted average five trading day sale price of the shares of the reporting company. The note has a voluntary conversion feature where the investor may convert at any time into common stock of the Company at the conversion price of $2.50 per share.	100,000	100,000
Note payable bearing interest at 6.0%. The note principal plus accrued interest is due in full in May 2019. As described in Note 1, this note was assumed in February 2018 as part of the merger with Epoint.	100,000	-
Notes payable bearing interest at 6.0%. The notes have a 6-month maturity where the principal and accrued interest is due in full at various dates in 2018. As of June 30, 2018, there were outstanding notes in aggregate principal amount and accrued interest of $1,294,589 with past due maturity dates that are accruing additional interest at a 6% interest rate.	1,785,000	1,000,000
Total loans payable	1,985,000	1,350,000
Accrued interest	63,803	6,739
Debt issuance costs, net of amortization	(41,667)	(11,806)
Total loans payable and accrued interest, net	$2,007,136	$1,344,933

6. STOCKHOLDER’S DEFICIT

	Series A 8% Cumulative Convertible Preferred Stock		Series A Common Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2017	1,190,021	$2,943,265	7,041,515	$-	-	$-	$1,218,490	$(4,664,721)	$(502,966)
Common shares issued on conversion of convertible notes	-	-	-	-	100,000	100	249,900	-	250,000
Issuance of warrants as stock-based compensation	-	-	-	-	-	-	776,397	-	776,397
Effect of reverse merger on legacy shareholders of EPOINT Payment Corp.	(1,190,021)	(2,943,265)	(7,041,515)	-	8,231,536	8,231	2,935,034	-	-
Effect of reverse merger on legacy shareholders of Genesis Financial, Inc.	-	-	-	-	879,765	880	1,758,620	-	1,759,500
Common shares issued for acquisition of Fintech Holdings, LLC	-	-	-	-	26,435,604	26,436	52,844,772	(53,036,634)	(165,424)
Common shares issued for note extension	-	-	-	-	65,000	65	129,935	-	130,000
Net loss	-	-	-	-	-	-	-	(2,698,365)	(2,698,365)
Balance - June 30, 2018	-	$-	-	$-	35,711,905	$35,712	$59,913,149	$(60,399,719)	$(450,858)

Reverse Merger

As discussed in Note 1, Genesis has accounted for the Exchange Agreement transaction as a reverse business combination using the acquisition method.

The fair value of the assets acquired and liabilities assumed in the Exchange Agreement are as follows:

Purchase price:
879,765 shares of common stock valued at $2.00 per share	$1,759,500
Assets acquired and liabilities assumed:
Cash	14,666
Prepaid expenses and other current assets	25,000
Accounts payable and accrued expenses	(15,850)
Loan payable	(100,000)
Goodwill	1,835,684
$1,759,500

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2018 and 2017 assume the reverse business combination was completed on January 1, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pro forma revenues	$-	$23,008	$-	$33,155
Pro forma net loss	(564,667)	(250,471)	(2,315,318)	(486,249)
Pro forma basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.08)	$(0.01)

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

Volatility	50%
Risk-free interest rate	2.36%
Expected term (in years)	2.5
Expected dividend yield	-
Fair value of warrant	$0.39

A summary of activity in warrants is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Remaining	Exercise	Intrinsic
	Warrants	Life	Price	Value

Outstanding at December 31, 2017	845,000	2.5 years	$3.00	$-

Six months ended June 30, 2018:
Granted	2,815,250	6.5 years	$3.00	$-
Exercised	-	-	$-	$-
Exchanged	(845,000)	2.5 years	$3.00	$-

Outstanding at June 30, 2018	2,815,250	6.1 years	$3.00	$-

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

The assets acquired and liabilities assumed in the Fintech Exchange Agreement are as follows:

Purchase price:
26,435,604 shares of common stock valued at $2.00 per share	$52,871,210
Assets acquired and liabilities assumed:
Cash	25,687
Technology and equipment, net	240,625
Accounts payable and accrued expenses	(431,736)
(165,424)
Accumulated deficit impact	53,036,634
$52,871,210

Issuance of Common Stock

In May 2018, the Company issued 65,000 shares of its common stock to a lender as debt issuance costs under a loan extension agreement.

Stock-Based Compensation

The Company also issues, from time to time, options which are not issued under or subject to a formal option plan. At June 30, 2018, there were 1,750,000 options outstanding that were not issued under a formal option plan.

A summary of all stock option activity at and for the six months ended June 30, 2018 is presented below:

		Weighted
		Average
		Exercise
	# of Options	Price

Outstanding at December 31, 2017	-	$-

Six months ended June 30, 2018:
Granted	1,750,000	$3.00
Exercised	-	-
Canceled	-	-

Outstanding at June 30, 2018	1,750,000	$3.00

The aggregate intrinsic value of options outstanding at June 30, 2018 was $Nil.

At June 30, 2018, there were 1,750,000 unvested options with an aggregate grant date fair value of $1,398,250. The unvested options will vest over 8 quarters beginning July 2018.

The Company uses the Black-Scholes valuation model to measure the grant-date fair value of stock options. The calculation includes several assumptions that require management’s judgment. The expected term of the options is calculated using the simplified method described in GAAP. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is derived from volatility calculated using historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the options. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the options.

The following assumptions were used in the Black-Scholes valuation model for options granted during the six months ended June 30, 2018:

Risk-free interest rate	3.02%
Expected term (in years)	6.0
Dividend yield	-
Expected volatility	50%

At June 30, 2018, the total compensation cost related to stock options not yet recognized is $1,398,250, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

7. RELATED-PARTY TRANSACTIONS

(i) Commencing August 2015, Epoint contracted Fintech Investments to provide development and distribution support services for the Company’s eWallet and Micro Line of Credit (“MLOC”) platforms. Fintech holds the underlying intellectual property pertaining to the Company technology platforms, including the eWallet and MLOC platforms. Gary Larkin, the Founder, Chairman and Chief Executive Officer of Epoint, is also the sole shareholder, Founder, Chairman and Chief Executive Officer of Fintech. Epoint made payments to Fintech of $40,000 and $50,612 in the six months ended June 30, 2018 and 2017, respectively, and such payments are included in Technologies and telecomm expenses on the Consolidated Statements of Operations.

(ii) Since July 2015, Epoint, the Company’s wholly owned subsidiary, contracted 3rd Rock Communications, Inc. (“3rd Rock”) to provide bookkeeping and general administrative services. 3rd Rock is a Delaware corporation wholly-owned by Gary Larkin, the Founder, Chairman and Chief Executive Officer of Epoint, and his spouse. Epoint made payments to 3rd Rock of $9,000 and $18,000 in the six months ended June 30, 2018 and 2017, respectively, and such payments are included in Professional services expenses on the Consolidated Statements of Operations.

(iii) In a prior year, Fintech entered into a license agreement with 3rd Rock to acquire global license rights to certain intellectual property licensed to 3rd Rock by Cash America Holdings, Inc. and Enova Financial, LLC, for the exploitation of a micro-credit program. Under this agreement, Fintech has committed to pay to 3rd Rock a gross sum of $500,000 periodically through September 2018 and, has to date, made scheduled payments to 3rd Rock in the amount of $75,000. The intellectual property is included in Technology and equipment, and the payable of $425,000 as of June 30, 2018 to 3rd Rock is included in Accounts payable and accrued expenses on the Consolidated Balance Sheet.

(iv) In connection with $135,000 in aggregate principal amount of the notes payable bearing interest at 6% referred to in Note 5 above (Notes Payable) issued by the Company’s subsidiary Epoint Payment Corp (“Epoint”) in May-June 2018, Debit Plus LLC, (“DP”) the Company’s largest stockholder and under management and control of Gary Larkin, the Company’s Executive Co-Chairman and Roy Rose, the Company’s Chief Executive Officer and Executive Co-Chairman, entered into an agreement with such noteholders pursuant to which such noteholders were granted an option, exercisable by it on or before the earlier of 30 days prior to the maturity of such note or December 31, 2018, to exchange their note for a specified number of shares of the Company’s common stock held by DP. Epoint agreed to the assignment of the notes to DP.

(v) In connection with $100,000 in aggregate principal amount of the notes payable (the “Note”) bearing interest at 6% referred to in Note 5 above (Notes Payable) issued by the Company’s subsidiary Epoint Payment Corp (“Epoint”) on June 14, 2018 to Roy Rose (“Lender”), the Company’s Chief Executive Officer and Executive Co-Chairman, the Company entered into an Asset Exchange Option Agreement with the Lender where it pledged a $100,000 deposit (classified in Other assets on the Balance Sheet) (the “Asset”) as collateral against the note. The Asset may be exchanged for full satisfaction of the Note by mutual agreement of the Company and Lender at any time prior to the maturity date of the Note. In the event of default on the Note, the Lender may exercise the Option at his discretion, and in doing so will have the full support of the Company to affect the exchange in a timely manner while working within the terms and conditions of the Asset.

8. SUBSEQUENT EVENTS

On February 15, 2018, Epoint entered into a Membership Interest Purchase Agreement (the “SmartPay MIPA”) with WNLI Holdings, Inc., a corporation organized under the laws of the State of Ohio (“Seller”), and SmartPay Leasing LLC, a limited liability company organized under the laws of the State of Delaware (“SmartPay”), pursuant to which Epoint agreed to purchase from the Seller all of the outstanding membership interests of SmartPay for consideration of $48.5 million in cash and the assumption by Epoint of certain specified liabilities of SmartPay. Epoint assigned all of its rights under the agreement to Genesis on March 7, 2018. The closing of the transactions contemplated under the SmartPay MIPA is subject to customary closing conditions, including the raising by Genesis of approximately $60 million to cover the purchase price, related costs and continuing operations. Genesis had previously entered into an agreement with a leading investment bank to raise the necessary amounts. Genesis currently has no commitments from any party for the needed amounts and no assurance can be provided that Genesis will be able to raise the necessary amount on commercial terms acceptable to Genesis. The SmartPay MIPA provides for certain termination rights of the parties, including termination by a party if the closing does not occur on or before July 15, 2018. In addition, the Seller may terminate the agreement if the parties do not reach agreement on or before June 1, 2018 with respect to the retention of certain SmartPay employees and by June 15, 2018, if the Company shall not have either delivered to the Seller a firm financing commitment for an amount sufficient to fund the purchase price or shall not have remitted to the Seller $100,000 on account of the purchase price. On July 15, 2018, the Membership Interest Purchase Agreement (the “SmartPay MIPA”) with WNLI Holdings, Inc. to acquire SmartPay Leasing LLC terminated as the closing conditions were not satisfied and no extension of the termination date was obtained.

Subsequent to June 30, 2018 through August 20, 2018, the Company raised an additional $110,000 in cash through a series of notes payable bearing interest at 6.0%. The notes have a 6-month maturity.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Professional services expenses for the three months ended June 30, 2018 increased to $405,741 from $14,810 for the three months ended June 30, 2017. The increase is primarily attributable to increased legal, accounting and consulting expenses pertaining to capital raising activities, in addition to increased consulting expenses preparing Epoint’s eWallet and MLOC products for launch.

Compensation, payroll taxes and benefits expenses for the three months ended June 30, 2018 increased to $264,038 from $54,367 for the three months ended June 30, 2017. The increase is primarily attributable to the headcount additions after the closing of the Exchange Agreement and the Fintech Exchange Agreement, including the Chief Executive Officer and Chief Financial Officer, and an Epoint Project Manager.

Technologies and telecom expenses for the three months ended June 30, 2018 increased to $23,583 from $580 for the three months ended June 30, 2017. The increase is primarily attributable to increased platform support services, where third party consultants perform routine maintenance and testing of the Epoint eWallet and MLOC platforms.

Depreciation and amortization for the three months ended June 30, 2018 increased to $37,404, from $13,227 for the three months ended June 30, 2017. This increase is primarily due to depreciation on the custom software acquired under the Fintech Exchange Agreement.

Taxes, licenses and insurance for the three months ended June 30, 2018 increased to $34,143 from $240 for the three months ended June 30, 2017. The increase is primarily attributable to new insurance policies being obtained that relate to becoming a reporting company, hiring new employees and entering a new corporate office lease in Las Vegas, Nevada.

Occupancy and equipment, and other operating expenses for the three months ended June 30, 2018 increased to $62,132 from $1,486 for the three months ended June 30, 2017. The increase is primarily attributable to initiatives to scale up business operations upon completion of the Exchange Agreement, including adding headcount and the related travel, and moving into a new corporate office in Las Vegas, Nevada.

Interest expense was $120,689 for the three months ended June 30, 2018, compared to $Nil for the three months ended June 30, 2017. The increase is primarily attributable to accrued interest and amortization of debt discount on loans payable.

Net loss during the three months ended June 30, 2018 was $947,714 as compared to a loss of $84,706 for the three months ended June 30, 2017. The increase in our net loss is primarily attributable to our increased operating expenses related to completion of the Exchange Agreement and Fintech Exchange Agreement, and interest expense on notes payable.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Professional services expenses for the six months ended June 30, 2018 increased to $1,755,314 from $31,228 for the six months ended June 30, 2017. The increase is primarily attributable to increased legal, accounting and consulting expenses related to the Exchange Agreement closing, Fintech Exchange Agreement closing and the preparation of the SmartPay MIPA, and included $776,397 of stock-based compensation expense calculated by the Black-Scholes pricing model relating to the issuance of warrants to purchase 1,970,250 shares of common stock to certain partners, associates, and designees of Whitestone Investment Network, Inc., a mergers and acquisition advisory group which was instrumental in introducing the management of Epoint to Genesis, and in structuring the Exchange Agreement.

Compensation, payroll taxes and benefits expenses for the six months ended June 30, 2018 increased to $489,886 from $166,852 for the six months ended June 30, 2017. The increase is primarily attributable to the headcount additions after the closing of the Exchange Agreement and the Fintech Exchange Agreement, including the Chief Executive Officer and Chief Financial Officer, and an Epoint Project Manager.

Technologies and telecom expenses for the six months ended June 30, 2018 increased to $80,525 from $36,502 for the six months ended June 30, 2017. The increase is primarily attributable to increased platform support services, where third party consultants perform routine maintenance and testing of the Epoint eWallet and MLOC platforms.

Depreciation and amortization for the six months ended June 30, 2018 increased to $61,688 from $26,454 for the six months ended June 30, 2017. The increase is primarily attributable to depreciation on the custom software acquired under the Fintech Exchange Agreement.

Taxes, licenses and insurance for the six months ended June 30, 2018 increased to $49,191 from $2,430 for the six months ended June 30, 2017. The increase is primarily attributable to new insurance policies being obtained that relate to becoming a reporting company, hiring new employees and entering a new corporate office lease in Las Vegas, Nevada.

Occupancy and equipment, and other operating expenses for the six months ended June 30, 2018 increased to $104,671 from $2,830 for the six months ended June 30, 2017. The increase is primarily attributable to initiatives to scale up business operations upon completion of the Exchange Agreement, including adding headcount and the related travel, and moving into a new corporate office in Las Vegas, Nevada.

Interest expense was $157,203 for the six months ended June 30, 2018, compared to $Nil for the six months ended June 30, 2017. The increase is primarily attributable to accrued interest and amortization of debt discount on loans payable.

Net loss during the six months ended June 30, 2018 was $2,698,365 as compared to a loss of $266,275 for the six months ended June 30, 2017. The increase in our net loss is primarily attributable to our increased operating expenses related to completion of the Exchange Agreement, Fintech Exchange Agreement and the SmartPay MIPA, interest expense on notes payable, and stock-based compensation expense from the issuance of warrants.

Liquidity and Capital Resources

Our primary capital requirements are for cash used in operating activities. Funds for such purposes have historically been generated from short-term credit in the form of extended payment terms from suppliers, convertible debt and equity financings.

Historically, we have funded our cash and liquidity needs through the issuance of equity, equity-linked or debt securities. We incurred a net loss of $2,698,365 and have an accumulated deficit of $60,399,719 as of and for the six months ended June 30, 2018. To date, we have depended on raising capital from debt and equity financings to meet our needs for cash flow used in operating activities. For the six months ended June 30, 2018, we raised $785,000 from financing activities to meet cash flow used in operating activities. In addition, as of June 30, 2018 there were outstanding notes in aggregate principal amount and accrued interest of $1,294,589 with past due maturity dates. This situation creates uncertainties relating to our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements were issued.

At June 30, 2018, Genesis had approximately $0.1 million of cash on hand with a negative working capital of $2.8 million. Our ability to meet ongoing operating cash needs is dependent on raising additional working capital on an immediate basis and ultimately generating positive operating cash flow, primarily through generating revenue and controlling expenses. During the first quarter of 2018, the Company entered into an eWallet transaction processing services agreement, and began deferring revenue that will be recognized once control of these services is transferred to the customer. In addition, subsequent to June 30, 2018 and through August 20, 2018, the Company raised an additional $110,000 in cash through debt offerings (see Note 8, Subsequent Events).

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. We have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise the needed capital on commercially acceptable terms or at all.

Our cash flow related information for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$(1,220,046)	$(228,819)
Investing activities	(241,869)	-
Financing activities	785,000	-

Operating Activities

In the six months ended June 30, 2018, the net loss plus non-cash adjustments was approximately $1.8 million compared to using $0.2 million during the same period in 2017. The increase in cash usage can be primarily attributed to the larger net loss incurred in 2018 as compared to 2017. Non-cash adjustments in the aggregate were about $0.9 million higher in 2018. In addition, there was a $0.2 million increase in prepaid expenses and other assets and a $0.7 million increase in accounts payable and accrued liabilities in 2018. In 2017, there was no significant change in working capital items.

Investing Activities

Cash used in investing activities consists primarily of $200,000 of deposits on the planned acquisition of SmartPay Leasing, LLC paid in the six months ended June 30, 2018, which agreement has as of July 15, 2018 been terminated. In addition, capital expenditures for the purchases of technology and equipment were $82,222 and $Nil in the six months ended June 30, 2018 and 2017, respectively. Cash acquired in acquisitions was $40,353 in the six months ended June 30, 2018.

Financing Activities

During the six months ended June 30, 2018, operating losses and working capital needs discussed above were met by raising cash in debt financing of $0.8 million.

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

Goodwill

Goodwill was created at the time of purchase where the purchase price paid for Genesis exceeded the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is tested for impairment on an annual basis on December 31st, or more frequently if events or changes in circumstances indicate that the reporting units might be impaired. The approach for the review of goodwill has two steps: identifying a potential impairment and measuring the amount of the impairment loss, if any. Factors that are considered important in determining whether an impairment of goodwill might exist include significant, continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends or other factors specific to each reporting unit being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. We use an income and market valuation hybrid approach, as it was considered to be the most appropriate method to isolate the estimated equity value of the Company. This valuation approach involved utilizing a forecasted future cash flow model discounted back at the estimated cost of equity as well as public company market comparables. Our projected cash flow model assumed revenue and operating expense growth over the five-year projected period. At June 30, 2018 and December 31, 2017, no impairment loss was recognized.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the adoption of this guidance will be significant and the changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for leased facilities.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This guidance provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In addition, this ASU provides a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease and instead account for the lease as a single component if both the timing and pattern of transfer of the nonlease component(s) are the same, and if the lease would be classified as an operating lease. These amendments have the same effective date as ASU 2016-02.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective on January 1, 2019, and early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company is currently assessing the potential impact this ASU will have on our consolidated results of operations, financial position, and cash flows.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended June 30, 2018, our management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018, and has concluded that there was no change that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018, we issued unregistered securities as follows:

1.	In May 2018, the Company issued 65,000 shares of its common stock to a lender as debt issuance costs under a loan extension and modification agreement.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act a because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, the investor’s representations that it is acquiring the securities for its own account for investment purposes and not as nominee or agent, and not with a view to the resale or distribution thereof, and that the investor understands that the securities may not be sold or otherwise disposed of without registration under the Securities Act and any applicable state securities laws, or an applicable exemption therefrom.

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
Date: August 20, 2018

By:	/s/ Murray Smith
Murray Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 20, 2018

