Form 10-Q
period 2018-09-30
GENESIS FINANCIAL INC
filed 2018-11-19
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [  ] No [X]

As of November 19, 2018, Genesis Financial, Inc. had outstanding 35,711,905 shares of common stock, par value of $0.001 per share.

GENESIS FINANCIAL, INC.

FORM 10-Q

September 30, 2018

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Genesis Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$20,020	$756,515
Prepaid expenses and other current assets	25,450	25,000
Total current assets	45,470	781,515
Technology and equipment, net	431,694	171,889
Goodwill	1,835,684	-
Other assets	113,810	1,000
Total Assets	$2,426,658	$954,404

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,531,147	$112,437
Loans payable and accrued interest, net	1,862,466	1,344,933
Total liabilities	3,393,613	1,457,370

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 6,000,000 total authorized, 2,500,000 authorized are designated as Series A 8% cumulative convertible preferred, Nil and 1,190,021 Series A 8% cumulative convertible preferred issued and outstanding at September 30, 2018 and December 31, 2017 (liquidation values of $Nil and $5,070,000), respectively	-	2,943,265
Series A common stock, $0.0001 par value, 15,000,000 authorized, Nil and 7,041,515 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 100,000,000 authorized, 35,711,905 and Nil issued and outstanding at September 30, 2018 and December 31, 2017, respectively	35,712	-
Additional paid-in capital	60,651,093	1,218,490
Accumulated deficit	(61,653,760)	(4,664,721)
Total stockholders’ deficit	(966,955)	(502,966)

Total Liabilities and Stockholders’ Deficit	$2,426,658	$954,404

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expenses:
Professional services	$407,980	$71,873	$2,163,294	$103,101
Compensation, payroll taxes and benefits	265,769	78,578	755,654	245,430
Technologies and telecomm	19,927	55,661	100,451	92,164
Depreciation and amortization	39,435	13,227	101,123	39,681
Taxes, licenses and insurance	32,781	-	81,973	2,429
Occupancy and equipment	27,114	2,079	67,209	4,341
Loss of deposits on planned acquisition of SmartPay Leasing, LLC	200,000	-	200,000	-
Other operating expenses	5,697	960	70,273	1,528
Total operating expenses	998,703	222,378	3,539,977	488,674

Net loss from operations	(998,703)	(222,378)	(3,539,977)	(488,674)

Interest income	1	1	114	23
Interest expense	(255,340)	(3,421)	(412,543)	(3,421)

Net loss	$(1,254,042)	$(225,798)	$(3,952,406)	$(492,072)

Loss per share of common stock, basic and diluted	$(0.04)	$(0.03)	$(0.13)	$(0.07)

Weighted-average number of common shares outstanding, basic and diluted	35,711,905	7,041,515	30,954,827	7,041,519

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(3,952,406)	$(492,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss of deposits on planned acquisition of SmartPay Leasing, LLC	200,000	-
Depreciation and amortization	101,123	39,681
Amortization of debt issuance costs	219,673	2,818
Common stock issued for loan fee on note payable	80,000	-
Professional services compensated with stock-based compensation	953,241	-
Net change in operating working capital items	995,734	13,765
Net cash used in operating activities	(1,402,635)	(435,808)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	40,353	-
Purchases of technology and equipment	(120,303)	-
Deposits on planned acquisition of SmartPay Leasing, LLC	(200,000)	-
Net cash used in investing activities	(279,950)	-

Cash Flows From Financing Activities:
Proceeds from loans payable	946,090	350,000
Debt issuance costs paid on loans payable	-	(19,500)
Net cash provided by financing activities	946,090	330,500

Net decrease in cash	(736,495)	(105,308)
Cash - beginning of period	756,515	254,759
Cash - end of period	$20,020	$149,451

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$19,500
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for the reverse merger of EPOINT Payment Corp. and Genesis Financial, Inc. (see Note 6 for assets acquired and liabilities assumed)	$1,759,500	$-
Issuance of common stock for the acquisition of Fintech Holdings, LLC (see Note 6 for assets acquired and liabilities assumed)	$52,871,210	$-
Common stock issued in exchange of notes payable	$250,000	$-
Common stock issued as debt issuance costs	$130,000	$-
Issuance of warrants for note extension	$561,100	$-

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

2. LIQUIDITY

Historically, the Company has funded its cash and liquidity needs through the issuance of equity, equity-linked or debt securities. The Company has incurred a net loss of $3,952,406 and has an accumulated deficit of $61,653,760 as of and for the nine months ended September 30, 2018. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the nine months ended September 30, 2018, the Company raised $946,090 from financing activities in order to meet cash flow requirements in operating activities. This situation creates uncertainties about the Company’s ability to execute its business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements were issued.

At September 30, 2018, the Company had $20,020 of cash on hand with a negative working capital of $3.3 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive cash flow, primarily through raising capital on an immediate basis, and ultimately generating revenue and controlling expenses. During the first quarter of 2018, the Company entered into an eWallet transaction processing services agreement, and began receiving payments that have been recorded as contract liability that will be recognized as revenue once control of these services are transferred to the customer. In addition, subsequent to September 30, 2018 and through November 19, 2018, the Company raised an additional $14,988 in cash through debt offerings (see Note 9, Subsequent Events). However, the Company’s current cash resources are not sufficient to support its operations as presently conducted, pay down maturing debt, or permit it to take advantage of business opportunities that may arise. At December 31, 2018 debt obligations totaling approximately $2.0 million mature and must be repaid. We currently do not have sufficient funds to repay those debt obligations and must secure additional equity or debt capital in order to repay those obligations or obtain additional extensions of maturity, of which no assurance can be provided that we can obtain the needed funding or maturity extension on commercially reasonable terms or at all. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to or support our business and to respond to business challenges will be significantly limited and we may need to further curtail or cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of Presentation and Consolidation - The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the U.S. (U.S. GAAP). The consolidated financial statements include the accounts of Genesis and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. Operating results for the nine months ended September 30, 2018 are not indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period. These unaudited consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto of EPOINT Payment Corp. for the years ended December 31, 2017 and 2016 included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2018 (our “8-K/A”).

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

Earnings (Loss) Per Share - Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2018, outstanding warrants to purchase an aggregate of 4,365,250 shares of common stock, outstanding stock options to purchase 1,900,000 shares of common stock, and 42,267 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2017, 42,267 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

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

Fair Value Measurements - U.S. GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. U.S. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At September 30, 2018 and December 31, 2017, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by U.S. GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at September 30, 2018 and December 31, 2017. However, U.S. GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of accounts payable, accrued liabilities, notes payable, and convertible note payable. The estimated fair value of accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At September 30, 2018 and December 31, 2017, the Company’s notes payable and convertible notes payable are at fixed rates and due to their short-term nature the carrying value approximates fair value.

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

Goodwill - Goodwill was created at the time of purchase where the purchase price paid for Genesis exceeded the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is tested for impairment on an annual basis on December 31st, or more frequently if events or changes in circumstances indicate that the reporting units might be impaired. The approach for the review of goodwill has two steps: identifying a potential impairment and measuring the amount of the impairment loss, if any. Factors that are considered important in determining whether an impairment of goodwill might exist include significant, continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends or other factors specific to each reporting unit being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. We use an income and market valuation hybrid approach, as it was considered to be the most appropriate method to isolate the estimated equity value of the Company. This valuation approach involved utilizing a forecasted future cash flow model discounted back at the estimated cost of equity as well as public company market comparables. Our projected cash flow model assumed revenue and operating expense growth over the five-year projected period. At September 30, 2018, no impairment loss was recognized.

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

Debt Issuance Costs - Debt issuance costs are amortized over the term of the related debt. Net debt issuance costs were $403,234 and $11,806 at September 30, 2018 and December 31, 2017, respectively, and are netted against Loans Payable on the Consolidated Balance Sheets.

Income Taxes - The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At September 30, 2018 and December 31, 2017, the Company established full valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the nine months ended September 30, 2018 and 2017.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2014.

Stock-Based Compensation - The Company recognizes as compensation expense all stock-based awards issued to employees and nonemployees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of warrants and options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to officers, directors and non-employees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $953,241 from issuing warrants and options to non-employees and $Nil for the nine months ended September 30, 2018 and 2017, respectively, and is included in Professional services expenses on the Consolidated Statements of Operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the adoption of this guidance will be significant and the changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for leased facilities.

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

4. TECHNOLOGY AND EQUIPMENT

Technology and equipment consists of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Software	$771,024	$260,000
Leasehold improvements	9,050	-
Computer equipment	30,336	5,106
Total cost	810,410	265,106
Less accumulated depreciation and amortization	(378,716)	(93,217)
Total technology and equipment, net	$431,694	$171,889

5. LOANS PAYABLE

Loans payable and accrued interest consists of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Convertible notes payable issued at a 7.8% debt discount. The notes had a 1-year maturity, due in August 2018. The notes had an automatic mandatory conversion feature upon the closing of an initial public offering or merger with, or acquisition by, a reporting company (the “IPO”) where the principal balance and any accrued interest are converted into equity securities at a price equal to $2.50 per share of the reporting company. If the IPO has not occurred on or before the one-year maturity date, the Company could extend the maturity date an additional 6 months bearing interest at 10.8%. The notes had a voluntary conversion feature where the investor could convert at any time into Series A Common Stock of Epoint at the conversion price of $2.50 per share. As described in Note 1, these notes were converted into common stock of the Company in February 2018.	$-	$250,000
Convertible note payable bearing interest at 10.0%. The note principal plus accrued interest is due in full in December 2018. The note has an automatic conversion feature upon the closing of an IPO where the principal balance and any accrued interest are converted into equity securities at a price equal to 70% of the price per share sold to the public or, if no shares are sold to public at time of the IPO, 70% of the weighted average five trading day sale price of the shares of the reporting company. The note has a voluntary conversion feature where the investor may convert at any time into common stock of the Company at the conversion price of $2.50 per share.	100,000	100,000
Note payable bearing interest at 6.0%. The note principal plus accrued interest is due in full in May 2019. As described in Note 1, this note was assumed in February 2018 as part of the merger with Epoint.	100,000	-
Notes payable bearing interest at 6.0%. The notes have a 6-month maturity where the principal and accrued interest is due in full at various dates in 2018 and 2019. As of September 30, 2018, there were outstanding notes in aggregate principal amount and accrued interest of $1,649,115 where the maturity dates were extended to December 31, 2018 and are accruing additional interest at a 6.0% interest rate.	1,946,091	1,000,000
Total loans payable	2,146,091	1,350,000
Accrued interest	119,609	6,739
Debt issuance costs, net of amortization	(403,234)	(11,806)
Total loans payable and accrued interest, net	$1,862,466	$1,344,933

6. STOCKHOLDER’S DEFICIT

	Series A 8% Cumulative Convertible Preferred Stock		Series A Common Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2017	1,190,021	$2,943,265	7,041,515	$-	-	$-	$1,218,490	$(4,664,721)	$(502,966)
Common shares issued on conversion of convertible notes	-	-	-	-	100,000	100	249,900	-	250,000
Issuance of warrants and options as stock-based compensation	-	-	-	-	-	-	953,241	-	953,241
Effect of reverse merger on legacy shareholders of EPOINT Payment Corp.	(1,190,021)	(2,943,265)	(7,041,515)	-	8,231,536	8,231	2,935,034	-	-
Effect of reverse merger on legacy shareholders of Genesis Financial, Inc.	-	-	-	-	879,765	880	1,758,620	-	1,759,500
Common shares issued for acquisition of Fintech Holdings, LLC	-	-	-	-	26,435,604	26,436	52,844,772	(53,036,634)	(165,424)
Common shares issued for note extension	-	-	-	-	65,000	65	129,935	-	130,000
Issuance of warrants for note extension	-	-	-	-	-	-	561,100	-	561,100
Net loss	-	-	-	-	-	-	-	(3,952,406)	(3,952,406)
Balance - September 30, 2018	-	$-	-	$-	35,711,905	$35,712	$60,651,093	$(61,653,760)	$(966,955)

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
$1,759,500

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 assume the reverse business combination was completed on January 1, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pro forma revenues	$-	$5,843	$-	$38,998
Pro forma net loss	(1,254,042)	(313,214)	(3,569,359)	(799,462)
Pro forma basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.12)	$(0.02)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

All share and per share data in the accompanying financial statements and footnotes have been retroactively reflected for the reverse merger.

Warrants

As discussed in Note 1, at the closing of the Exchange Agreement, Genesis issued to Epoint’s shareholders warrants to purchase up to an additional 845,000 shares of common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2028 at a per share exercise price of $3.00. Also at the closing of the Exchange Agreement, Genesis issued warrants to purchase up to 1,970,250 shares of its common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2023 at a per share exercise price of $3.00. The estimated fair value of the warrants of $776,397 was expensed in full at issuance.

On August 22, 2018, Genesis issued a total of 1,550,000 warrants to certain noteholders as a material inducement for them to extend the maturity date of their notes to December 31, 2018. The warrants are exercisable through August 22, 2021 at a per share exercise price of $1.00. The estimated fair value of the warrants of $561,100 was recorded as debt issuance cost and will be amortized to interest expense over the extended maturity period of the notes, with $187,033 recorded in the three months ended September 30, 2018.

The estimated fair value of the warrants at issuance was based on a combination of management’s best estimate of the share price, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	50%
Risk-free interest rate	2.44%
Expected term (in years)	2.72
Expected dividend yield	-
Fair value of warrant	$0.38

A summary of activity in warrants is as follows:

		Weighted	Weighted
		Average	Average
		Remaining	Exercise
	Warrants	Life	Price

Outstanding at December 31, 2017	845,000	2.5 years	$3.00

Nine months ended September 30, 2018:
Granted	4,365,250	5.3 years	$2.29
Exercised	-	-	$-
Exchanged	(845,000)	2.5 years	$3.00

Outstanding at September 30, 2018	4,365,250	4.8 years	$2.29

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
$52,871,210

Issuance of Common Stock

In May 2018, the Company issued 65,000 shares of its common stock to a lender under a loan extension agreement. The fair value of the 65,000 shares of common stock amounting to $130,000 was recorded as a debt issuance cost to be amortized over the revised term of the note payable.

Stock-Based Compensation

The Company also issues, from time to time, options which are not issued under or subject to a formal option plan. At September 30, 2018, there were 1,900,000 options outstanding that were not issued under a formal option plan.

A summary of all stock option activity at and for the nine months ended September 30, 2018 is presented below:

Weighted
Average
	# of	Exercise
	Options	Price

Outstanding at December 31, 2017	-	$-

Nine months ended September 30, 2018:
Granted	1,900,000	$3.09
Exercised	-	-
Canceled	-	-

Outstanding at September 30, 2018	1,900,000	$3.09

At September 30, 2018, there were 1,668,750 unvested options with a weighted average exercise price of $3.09. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is two years from the grant date. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2018 was $Nil. During the nine months ended September 30, 2018, 231,250 options became vested.

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

The following weighted average assumptions were used in the Black-Scholes valuation model for options granted during the nine months ended September 30, 2018:

Risk-free interest rate	3.01%
Expected term (in years)	6.0
Dividend yield	-
Expected volatility	50%

The weighted average grant date fair value per share of stock options granted during the nine months ended September 30, 2018 was $0.75. The aggregate grant date fair value of the 1,900,000 options granted during the nine months ended September 30, 2018 was $1,423,000.

For the nine months ended September 30, 2018 and 2017, total stock option expense related to stock options was $176,844 and $Nil, respectively. At September 30, 2018, the total compensation cost related to stock options not yet recognized is approximately $1,246,156, which is expected to be recognized over a weighted average period of approximately 1.76 years.

7. RELATED-PARTY TRANSACTIONS

(i) Commencing August 2015, Epoint contracted Fintech Investments to provide development and distribution support services for the Company’s eWallet and Micro Line of Credit (“MLOC”) platforms. Fintech holds the underlying intellectual property pertaining to the Company technology platforms, including the eWallet and MLOC platforms. Gary Larkin, the Founder, Chairman and Chief Executive Officer of Epoint, is also the sole shareholder, Founder, Chairman and Chief Executive Officer of Fintech. Epoint made payments to Fintech of $40,000 and $85,582 in the nine months ended September 30, 2018 and 2017, respectively, and such payments are included in Technologies and telecomm expenses on the Consolidated Statements of Operations.

(ii) Since July 2015, Epoint, the Company’s wholly owned subsidiary, contracted 3rd Rock Communications, Inc. (“3rd Rock”) to provide bookkeeping and general administrative services. 3rd Rock is a Delaware corporation wholly-owned by Gary Larkin, the Founder, Chairman and Chief Executive Officer of Epoint, and his spouse. Epoint made payments to 3rd Rock of $9,000 and $27,000 in the nine months ended September 30, 2018 and 2017, respectively, and such payments are included in Professional services expenses on the Consolidated Statements of Operations.

(iii) In a prior year, Fintech entered into a license agreement with 3rd Rock to acquire global license rights to certain intellectual property licensed to 3rd Rock by Cash America Holdings, Inc. and Enova Financial, LLC, for the exploitation of a micro-credit program. Under this agreement, Fintech has committed to pay to 3rd Rock a gross sum of $500,000 periodically through September 2018 and, has to date, made scheduled payments to 3rd Rock in the amount of $75,000. The intellectual property is included in Technology and equipment, and the payable of $425,000 as of September 30, 2018 to 3rd Rock is included in Accounts payable and accrued expenses on the Consolidated Balance Sheet.

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

8. PLANNED ACQUISITION OF SMARTPAY LEASING, LLC

On February 15, 2018, Epoint entered into a Membership Interest Purchase Agreement (the “SmartPay MIPA”) with WNLI Holdings, Inc., a corporation organized under the laws of the State of Ohio (“Seller”), and SmartPay Leasing LLC, a limited liability company organized under the laws of the State of Delaware (“SmartPay”), pursuant to which Epoint agreed to purchase from the Seller all of the outstanding membership interests of SmartPay for consideration of $48.5 million in cash and the assumption by Epoint of certain specified liabilities of SmartPay. Epoint assigned all of its rights under the agreement to Genesis on March 7, 2018. The Company paid an initial $100,000 deposit in March 2018. The closing of the transactions contemplated under the SmartPay MIPA was subject to customary closing conditions, including the raising by Genesis of approximately $60 million to cover the purchase price, related costs and continuing operations. The SmartPay MIPA provided for certain termination rights of the parties, including termination by a party if the closing does not occur on or before July 15, 2018. In addition, the Seller may have terminated the agreement if the parties did not reach agreement on or before June 1, 2018 with respect to the retention of certain SmartPay employees and by June 15, 2018, if the Company did not either deliver to the Seller a firm financing commitment for an amount sufficient to fund the purchase price or did not remit to the Seller $100,000 on account of the purchase price. The Company made the $100,000 payment in June 2018.

 On July 15, 2018, the SmartPay MIPA with the Seller to acquire SmartPay Leasing LLC terminated as the closing conditions were not satisfied and no extension of the termination date was obtained. As a result, Genesis recorded a $200,000 loss of deposits on planned acquisition of SmartPay Leasing, LLC in the consolidated statements of operations for the three months ended September 30, 2018.

9. SUBSEQUENT EVENTS

Subsequent to September 30, 2018 through November 19, 2018, the Company raised an additional $14,988 in cash through a series of notes payable bearing interest at 6.0%. The notes have a 6-month maturity.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Professional services expenses for the three months ended September 30, 2018 increased to $407,980 from $71,873 for the three months ended September 30, 2017. The increase is primarily attributable to increased legal, accounting and consulting expenses pertaining to capital raising activities, in addition to increased consulting expenses preparing Epoint’s eWallet and MLOC products for launch, and included $176,844 of stock-based compensation expense calculated by the Black-Scholes pricing model relating to the issuance of options to purchase 1,900,000 shares of common stock to Genesis directors and officers

Compensation, payroll taxes and benefits expenses for the three months ended September 30, 2018 increased to $265,769 from $78,578 for the three months ended September 30, 2017. The increase is primarily attributable to the headcount additions after the closing of the Exchange Agreement and the Fintech Exchange Agreement, including the Chief Executive Officer and Chief Financial Officer, and an Epoint Project Manager.

Technologies and telecom expenses for the three months ended September 30, 2018 decreased to $19,927 from $55,661 for the three months ended September 30, 2017. The decrease is primarily attributable to decreased platform support services, where third party consultants perform routine maintenance and testing of the Epoint eWallet and MLOC platforms.

Depreciation and amortization for the three months ended September 30, 2018 increased to $39,435 from $13,227 for the three months ended September 30, 2017. This increase is primarily due to depreciation on the custom software acquired under the Fintech Exchange Agreement.

Taxes, licenses and insurance for the three months ended September 30, 2018 increased to $32,781 from $Nil for the three months ended September 30, 2017. The increase is primarily attributable to new insurance policies being obtained that relate to becoming a reporting company, hiring new employees and entering a new corporate office lease in Las Vegas, Nevada.

Occupancy and equipment, and other operating expenses for the three months ended September 30, 2018 increased to $32,811 from $3,039 for the three months ended September 30, 2017. The increase is primarily attributable to initiatives to scale up business operations upon completion of the Exchange Agreement, including adding headcount and the related travel, and moving into a new corporate office in Las Vegas, Nevada.

A $200,000 loss of deposits on planned acquisition of SmartPay Leasing, LLC was recorded in the three months ended September 30, 2018. On July 15, 2018, the Membership Interest Purchase Agreement (the “SmartPay MIPA”) with WNLI Holdings, Inc. to acquire SmartPay Leasing LLC terminated as the closing conditions were not satisfied and no extension of the termination date was obtained.

Interest expense was $255,340 for the three months ended September 30, 2018, compared to $3,421 for the three months ended September 30, 2017. The increase is primarily attributable to accrued interest and amortization of debt issuance costs on loans payable.

Net loss during the three months ended September 30, 2018 was $1,254,042 as compared to a loss of $225,798 for the three months ended September 30, 2017. The increase in our net loss is primarily attributable to our increased operating expenses related to completion of the Exchange Agreement and Fintech Exchange Agreement, interest expense on notes payable, and the loss of deposits on planned acquisition of SmartPay Leasing, LLC.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Professional services expenses for the nine months ended September 30, 2018 increased to $2,163,294 from $103,101 for the nine months ended September 30, 2017. The increase is primarily attributable to increased legal, accounting and consulting expenses related to the Exchange Agreement closing, Fintech Exchange Agreement closing and the preparation of the SmartPay MIPA, and included $953,241 of stock-based compensation expense calculated by the Black-Scholes pricing model relating to the issuance of options to purchase 1,900,000 shares of common stock to Genesis directors and officers, and warrants to purchase 1,970,250 shares of common stock to certain partners, associates, and designees of Whitestone Investment Network, Inc., a mergers and acquisition advisory group which was instrumental in introducing the management of Epoint to Genesis, and in structuring the Exchange Agreement.

Compensation, payroll taxes and benefits expenses for the nine months ended September 30, 2018 increased to $755,654 from $245,430 for the nine months ended September 30, 2017. The increase is primarily attributable to the headcount additions after the closing of the Exchange Agreement and the Fintech Exchange Agreement, including the Chief Executive Officer and Chief Financial Officer, and an Epoint Project Manager.

Technologies and telecom expenses for the nine months ended September 30, 2018 increased to $100,451 from $92,164 for the nine months ended September 30, 2017. The increase is primarily attributable to increased platform support services, where third party consultants perform routine maintenance and testing of the Epoint eWallet and MLOC platforms.

Depreciation and amortization for the nine months ended September 30, 2018 increased to $101,123 from $39,681 for the nine months ended September 30, 2017. The increase is primarily attributable to depreciation on the custom software acquired under the Fintech Exchange Agreement.

Taxes, licenses and insurance for the nine months ended September 30, 2018 increased to $81,973 from $2,429 for the nine months ended September 30, 2017. The increase is primarily attributable to new insurance policies being obtained that relate to becoming a reporting company, hiring new employees and entering a new corporate office lease in Las Vegas, Nevada.

Occupancy and equipment, and other operating expenses for the nine months ended September 30, 2018 increased to $137,482 from $5,869 for the nine months ended September 30, 2017. The increase is primarily attributable to initiatives to scale up business operations upon completion of the Exchange Agreement, including adding headcount and the related travel, and moving into a new corporate office in Las Vegas, Nevada.

A $200,000 loss of deposits on planned acquisition of SmartPay Leasing, LLC was recorded in the nine months ended September 30, 2018. On July 15, 2018, the SmartPay MIPA with WNLI Holdings, Inc. to acquire SmartPay Leasing LLC terminated as the closing conditions were not satisfied and no extension of the termination date was obtained.

Interest expense was $412,543 for the nine months ended September 30, 2018, compared to $3,421 for the nine months ended September 30, 2017. The increase is primarily attributable to accrued interest and amortization of debt issuance costs on loans payable.

Net loss during the nine months ended September 30, 2018 was $3,952,406 as compared to a loss of $492,072 for the nine months ended September 30, 2017. The increase in our net loss is primarily attributable to our increased operating expenses related to completion of the Exchange Agreement, Fintech Exchange Agreement and the SmartPay MIPA, interest expense on notes payable, stock-based compensation expense from the issuance of warrants and options, and the loss of deposits on planned acquisition of SmartPay Leasing, LLC.

Liquidity and Capital Resources

Our primary capital requirements are for cash used in operating activities. Funds for such purposes have historically been generated from short-term credit in the form of extended payment terms from suppliers, convertible debt and equity financings.

Historically, we have funded our cash and liquidity needs through the issuance of equity, equity-linked or debt securities. We incurred a net loss of $3,952,406 and have an accumulated deficit of $61,653,760 as of and for the nine months ended September 30, 2018. To date, we have depended on raising capital from debt and equity financings to meet our needs for cash flow used in operating activities. For the nine months ended September 30, 2018, we raised $946,090 from financing activities to meet cash flow used in operating activities. This situation creates uncertainties relating to our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements were issued.

At September 30, 2018, we had $20,020 of cash on hand with a negative working capital of $3.3 million. Our ability to meet ongoing operating cash needs is dependent on raising additional working capital on an immediate basis and ultimately generating positive cash flow, primarily through generating revenue and controlling expenses. During the first quarter of 2018, we entered into an eWallet transaction processing services agreement, and began deferring revenue that will be recognized as revenue once control of these services is transferred to the customer. In addition, subsequent to September 30, 2018 and through November 19, 2018, we raised an additional $14,988 in cash through debt offerings.

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements, pay down maturing debt and maintain operations. At December 31, 2018 debt obligations totaling approximately $2.0 million mature and must be repaid. We currently do not have sufficient funds to repay those debt obligations and must secure additional equity or debt capital in order to repay those obligations or obtain additional extensions of maturity, of which no assurance can be provided that we can obtain the needed funding or maturity extension on commercially reasonable terms or at all. We have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise the needed capital on commercially acceptable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to or support our business and to respond to business challenges will be significantly limited and we may need to further curtail or cease operations.

Our cash flow related information for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$(1,402,635)	$(435,808)
Investing activities	(279,950)	-
Financing activities	946,090	330,500

Operating Activities

In the nine months ended September 30, 2018, the net loss plus non-cash adjustments was approximately $2.6 million compared to $0.4 million during the same period in 2017. The increase in cash usage can be primarily attributed to the larger net loss incurred in 2018 as compared to 2017. Non-cash adjustments in the aggregate were about $1.3 million higher in 2018. In addition, there was a $0.1 million increase in prepaid expenses and other assets and a $1.4 million increase in accounts payable and accrued liabilities in 2018. In 2017, there was no significant change in working capital items.

Investing Activities

Cash used in investing activities consists primarily of $200,000 of deposits on the planned acquisition of SmartPay Leasing, LLC paid in the nine months ended September 30, 2018, which agreement has as of July 15, 2018 been terminated. In addition, capital expenditures for the purchases of technology and equipment were $120,303 and $Nil in the nine months ended September 30, 2018 and 2017, respectively. Cash acquired in acquisitions was $40,353 in the nine months ended September 30, 2018.

Financing Activities

During the nine months ended September 30, 2018, operating losses and working capital needs discussed above were met by raising cash in debt financing of $0.9 million.

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

Goodwill

Goodwill was created at the time of purchase where the purchase price paid for Genesis exceeded the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is tested for impairment on an annual basis on December 31st, or more frequently if events or changes in circumstances indicate that the reporting units might be impaired. The approach for the review of goodwill has two steps: identifying a potential impairment and measuring the amount of the impairment loss, if any. Factors that are considered important in determining whether an impairment of goodwill might exist include significant, continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends or other factors specific to each reporting unit being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. We use an income and market valuation hybrid approach, as it was considered to be the most appropriate method to isolate the estimated equity value of the Company. This valuation approach involved utilizing a forecasted future cash flow model discounted back at the estimated cost of equity as well as public company market comparables. Our projected cash flow model assumed revenue and operating expense growth over the five-year projected period. At September 30, 2018 and December 31, 2017, no impairment loss was recognized.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the adoption of this guidance will be significant and the changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for leased facilities.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended September 30, 2018, our management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018, and has concluded that there was no change that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

For information regarding known material risks that could affect our results of operations, financial condition and liquidity, please see the information under the heading “Risk Factors” in our Current Report on Form 8-K filed with the SEC on February 22, 2018, as amended by Amendment No. 1 on Form 8-K/A filed on May 5, 2018.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2018, we issued unregistered securities as follows:

In August 2018, the Company issued 1,550,000 warrants to purchase shares of its common stock to lenders as debt issuance costs under loan extension and modification agreements.

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

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Genesis Financial, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS FINANCIAL, INC.

By:	/s/ Roy Rose
Roy Rose
Chief Executive Officer, Director
(Principal Executive Officer)
Date: November 19, 2018

By:	/s/ Murray Smith
Murray Smith
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 19, 2018

