Form 10-K
period 2018-12-31
GENESIS FINANCIAL INC
filed 2020-08-13
CIK 1183082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No.: 000-55943

GENESIS FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Wyoming	03-0377717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue, Suite 922, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 485-8085

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was $38,716,191 based on the last reported sales price of the registrant’s common stock as reported by the OTC Markets on that date.

As of August 13, 2020, there were an aggregate of 56,688,110 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

GENESIS FINANCIAL, INC.

FORM 10-K

December 31, 2018

PART I

Item 1. BUSINESS

Cautionary Note Regarding Forward-Looking Statements

Statements in this Current Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described herein and those risks discussed from time to time in this report, including the risks described under “Risk Factors” in other documents which we may file with the SEC. In addition, such statements could be affected by risks and uncertainties related to:

●	Our ability to raise funds for general corporate purposes and operations;

●	The commercial feasibility and success of our technology; and

●	Our ability to recruit qualified management and technical personnel

Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

The terms the “Company,” “we,” “us,” and “our” refer to the combined enterprises of Genesis Financial, Inc. (“Genesis Financial”), Epoint Payment Corp. (“Epoint”) , Fintech Holdings, LLC and Fintech Investments, Inc. after giving effect to the Exchange Agreement and the related transactions described below, except with respect to information for periods before the consummation of the Exchange Agreement which refer expressly to Epoint or Genesis Financial, as specifically indicated.

Reverse Merger with EPOINT Payment Corp.

On February 15, 2018, Genesis Financial and Epoint completed the transactions contemplated by the previously disclosed Capital Stock Exchange Agreement (the “Exchange Agreement”) entered into as of September 8, 2017, as subsequently amended. Under the Exchange Agreement, Genesis acquired 100% of the outstanding capital stock of Epoint, following which Epoint became a wholly-owned subsidiary of Genesis. The transaction was structured as a tax-free reorganization and exempt from registration under the Securities Act of 1933, as amended (the “Act”). Pursuant to the Exchange Agreement, Genesis issued to Epoint’s shareholders an aggregate of 8,231,536 shares of its common stock in exchange for all of their capital holdings in Epoint. At the closing, Genesis also issued to Epoint’s shareholders warrants to purchase up to an additional 845,000 shares of common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2028 at a per share exercise price of $3.00.

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

Acquisition of Fintech – Immediately following the closing of the Exchange Agreement, on February 15, 2018, Genesis and Fintech Holdings, LLC (“Fintech LLC”), an Oregon limited liability company, signed and closed a Membership Interest Exchange Agreement between Genesis and Fintech LLC (the “Fintech Exchange Agreement”; together with the Exchange Agreement, the “Exchange Agreements”) pursuant to which Genesis issued to the members of Fintech LLC an aggregate of 26,435,604 shares of Common Stock. Fintech Investments Inc., the wholly-owned subsidiary of Fintech LLC (“Fintech Investments”) and a company formerly owned and operated by Gary Larkin, the former Executive Co-Chairman of Genesis, holds the intellectual property licenses of Epoint’s proprietary platform technologies. Given that the entities were under common control, all of the transactions performed by Fintech Investments were done at the direction of Epoint, and substantially all of the fair value of gross assets acquired is concentrated in a group of similar identifiable assets, management determined that the assets acquired do not represent a business. Accordingly, the assets and liabilities of Fintech LLC and Fintech Investments have been recorded at their historical cost basis at the merger date, and are included in the Company’s consolidated financial statements.

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

The Epoint value proposition has been achieved through strong collaboration with leading players from within the existing payment and mobile telephony industries which leverages the existing infrastructure in a manner not previously achieved, to create cost efficiencies and expanded functionality designed specifically to cater to the Epoint customers.

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

Industry Background

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

In addition to those consumers who have traditionally fallen into the under-banked and unbanked category, there is an emerging segment of consumers, including millennials, who are drawn to less formal banking preferring to manage their finances through prepaid debit cards and/or more recently reloadable mobile wallets. As merchants have moved to replace legacy credit/debit card processing terminals with more secure Micro Chip (EMV Chip), Near Field Communication (NFC) and Biometric capable devices we have seen emergence of more mobile device payment services (i.e. Apple Pay, Bank of America mobile wallet programs). We expect a substantial growth in mobile wallet managed purchases leading to reductions and or possible elimination of the traditional physical card over the coming years.

According to the Nielsen’s fifth report on the Latino consumer in the annual Diverse Intelligence Series, Hispanic power and influence is surging: 50% of U.S. population growth from 2010 to 2015 has come from Hispanics, and the U.S. Census expects the U.S. Latino population to more than double within the next two generations. Almost 57 million strong, Hispanics represent almost 18% of the U.S. population, and they’re expected to continue showing growth, reaching 24% of the population by 2040. To put this in perspective, the report notes, “if U.S. Hispanics were a standalone country, their market buying power would be one of the top twenty economies in the world.” Based on these projections the unbanked Hispanic consumer controls annual spending of over $300 billion.

We believe a unique window of opportunity exists to establish a “Lifestyle Brand” for the under-banked consumer, initially with the Hispanic market segment in the U.S. Existing financial services providers (e.g., Amex, Visa, MasterCard, Capital One, Discover, MoneyGram, Western Union and almost all US Banks) are not generally regarded as positive lifestyle brands to the Hispanic consumer.

Epoint leverages several key distinctions:

●	Our target customer already uses prepaid cards and alternate financial services, just not typically through a single channel or brand; and

●	Our target customer is highly mobile connected and relies heavily on their mobile phone to maintain contact with their loved ones.

A substantial segment of our target consumer base relies heavily on remittances from the Hispanic population in the United States to Spanish-speaking Latin American countries. A remittance is a transfer of money by a foreign worker to an individual in his or her home country. According to a World Bank report released October 3, 2017 remittances to Latin America and the Caribbean in 2017 were expected have risen by 6.9 percent to $79 billion. The World Bank also predicts that remittances to the region will likely continue to grow, to approximately $82 billion in 2018.

The Epoint Solution

The Epoint solutions technology ecosystem incorporates a range of discrete and proprietary platforms interfaced with industry leading third parties which deliver either core network, gateway payment or third-party product solutions. The key elements of our proprietary solutions include the following:

Epoint eWallet Platform Technology

Epoint has developed a proprietary platform for the delivery of mobile App enabled financial solutions. This secure, regulatory compliant and fully scalable platform has been developed and is supported by a permanent IT staff of experienced developers. Our team possesses substantial domain expertise within the banking, payments and remittance segments of the global financial services industry.

The eWallet platform meets all existing regulatory requirements for Payment Card Industry (PCI) compliance. In addition to PCI compliance, Epoint has integrated advanced data security protocols to further protect its clients and end-users from financial and personal information theft and fraud.

Our eWallet mobile solutions are designed to fulfil the regulatory requirements of the financial service industry including that of international remittance which must comply with stringent OFAC, FINCIN and Patriot Act requirements.

The Epoint Micro Credit or MLOC capability and Program Platform (the “MLOC Platform”) was sub-licensed to Epoint by Fintech Investments. The unique MLOC Platform has been designed to support a variety of market applications dependent upon the specific channel partner’s requirements. This flexibility enables the optimum reach into developing markets with minimal development or ramp-up time.

Epoint has been able to craft a unique, integrated suite of financial services products that can be offered to end consumers as an “IN-NETWORK” package. These initial integrated service offerings will include:

●	A secure debit card issued by participating regulated banks and differentiated by a range of bundled financial services, that provides the convenience of retail and online purchasing within the U.S. and Latin American markets.

●	Fast and cost efficient international Money Transfer at a consumer price point significantly less than currently available options.

●	In-market and cross-border bill payment solutions (Pay by phone, mobile or Internet for less than half of current market cost).

●	Domestic & cross-border Remote mobile top up (conveniently reload prepaid mobile minutes anywhere anytime)

●	A complete mobile financial services solution for the under-banked. Easy download and complete remote financial services transaction management for everyone

●	Cash in/cash out services at thousands of convenient retail locations

●	Remote check cashing via mobile phone (No more standing in lines and paying high fees to cash checks)

●	Domestic and cross border rewards and loyalty programs

●	Emergency credit facilities.

Product Offerings

Epoint will offer a comprehensive and fully integrated set of cost efficient mobile enabled financial services targeted to the under-banked and unbanked consumer, including:

●	Debit Cards & eWallets: Delivering a combination of both traditional general purpose reloadable debit cards and network integrated mobile phone wallets, will enable the Epoint customer to take full advantage of their purchasing power at all participating retailers, ATMs and online merchants.

●	Money Transfer: Low cost and ultra-convenient way for consumers to send money anywhere anytime using the convenient fully compliant mobile remittance application. Offering lower cost money transfer with the convenience of mobile payment saves our customers many lost hours of time spent in lines at traditional retail remittance locations.

●	Bill Payment: Epoint mobile enabled bill payment services will provide consumers with a convenient and cost-efficient way to pay recurring and one-off household bills. Instead of standing in lines at retail counters to purchase money order for rent or utility payments, Epoint empowered consumers can take care of their monthly household utility and recurring bills utilizing their mobile communication devices.

●	Check Cashing: Using a convenient online mobile remote check capture will allow our consumers to save both time and money converting payroll checks into cash or instant purchasing power.

●	Mobile Top Up: The unbanked and under-banked consumer is predominately a prepaid mobile services customer, because achieving monthly account status is almost impossible without established credit and banked history. Epoint enables pay as you go customers to buy competitively priced wireless plans directly from their mobile phone, thereby reducing both cost and time.

●	Loyalty & Rewards: Well-banked customers have come to expect competitive and valuable rewards and loyalty programs from their credit and debit card providers. These programs have matured over the last ten years and resulted in movement from one network card to another based solely on loyalty (i.e. American Express Costco Rewards, Airline mileage credit card programs etc.). The unbanked and under-banked customers have not been able to participate in these increasingly valuable consumer marketing activities. Through an Epoint enabled Loyalty & Rewards Plan, including cross-border loyalty/rewards programs, our future customers would be able to earn valuable benefits, discounts and preferred pricing based upon their purchase history.

●	Insurance Services: Auto, home, death and disability insurance products are desirable and sought-after products in the under-banked communities. Epoint intends to present products which can be purchased through the Epoint Consumer Portal and paid for online with the Epoint debit card.

●	Credit Services: Today’s unbanked and under-banked consumer typically looks to either a Pay Day lender or a Pawn Shop as a source for short-term credit, with medium and long-term credit options completely out of reach. Epoint intends to introduce a range of affordable credit options including:

○	Payroll based credit programs: These will be made available in the U.S following pending regulation for the re-introduction of products of this nature.

○	Credit Card Services: As a secondary phase expansion, Epoint intends to introduce a Credit Card for the sub-prime consumer. This is a strong market opportunity with many able partners ready to support a well-branded move into this market segment.

○	Cross Border Credit: Current credit regulation and policy in the U.S. excludes the sub-prime consumer. We plan to expand into Mexico and offer the Mexican consumer a small dollar value credit solution, or a micro loan, which will be linked to a recurring Mexico bound remittance from a U.S. based Epoint cardholder.

Competitive Advantages of the Epoint Solution

We believe that Epoint has a disruptive competitive advantage which will be rooted in our unique and exclusive coupling of established payment networks and electronically automated processes which cannot easily, if at all, be replicated by existing market providers.

Existing financial services providers including banks, money transfer agents and alternate financial services bureaus have created expensive retail infrastructures to support their required physical interaction with a customer. These groups together with traditional debit/credit card networks including Visa, MasterCard and Discover are further hampered by embedded economic distribution models that were developed decades ago to protect once essential individual channel partners, which Epoint will efficiently circumvents with its streamlined processes. In the following bullet points we have briefly described the competitive infrastructure and compared it to the Epoint solution:

●	Debit/Credit Card Financial Services: The card networks have focused solely upon providing a backbone to enable the use of a card at the Point of Sales (“POS”). These transactions generate fees and interchange that create the vast majority of network revenues. These Network competitors have relied upon their pervasiveness within the banking industry to retain customers rather than expand their financial services offerings to assist the unbanked or under-banked by providing valuable network delivered and cost effective ancillary financial services. Their origins, as previously bank owned entities, have led to their deferral of all ancillary services to their bank partners.

●	International Money Transfer/Remittance: The long-term leaders in the enormous remittance market including Western Union, MoneyGram and Travelex together with newcomers such as XOOM, rely heavily upon a physical transaction capture and/or distribution networks.

○	This expensive and cumbersome retail presence has layered in historical costs that have continued to keep remittance charges higher than necessary, often exceeding 10% of the funds being sent, and rarely less than $4.99 per transaction. The Epoint “In-Network” remittance program leverages our network partner relationships with leading industry participant such as FIS for their reach throughout the U.S. and Latin America.

○	Epoint is able to utilize the low-cost cross-border Mexico debit network to profitably send money instantly and at unprecedented ultra-low costs that cannot be easily matched by any of the traditional remittance competition or newcomer Internet service providers.

○	Even the largest of US banks (Wells Fargo) which recently announced it would be introducing a new remittance service to its existing customers, projects a retail price of over $7 per transaction.

○	Cost of pre-existing infrastructure — inability to easily gain equivalent relationships with core financial network operators in the U.S and Mexico, together with existing high cost of established distribution structures are all ongoing impediments for our competitors within the remittance product segment.

●	Cross Border Bill Payment & Mobile Top-Up: We believe the unmatched resources of Epoint, FIS and its partners within Mexico will provide the most efficient and cost effective cross-border bill payment and mobile money top-up between US and Mexico, ensuring we maintain both the “best of breed” customer solution and the lowest possible market price.

Significant Agreements and Arrangements

The provision of the Epoint solution requires the collaboration of various market participants with whom Epoint currently has agreements and others with whom it is in discussion with relating to various collaboration efforts. Below is a summary of these agreements and arrangements.

●	Epoint has a long-term Network operational services agreement with FIS, the world’s largest payment processing group. This agreement provides Epoint with turnkey acceptance of Epoint issued debit cards at over 2.0 million US retail locations and more than 450,000 ATMs. In addition, this network support enables our Bank and Program management partners to create mobile wallet and other virtual accounts.

●	Epoint has a master services agreement with FIS’s PayNet Group for the provision of all U.S. outbound remittance services. Under this agreement FIS will offer Epoint access at most favorable rates to all FIS global remittance distribution as well as its secure and compliant remittance transaction-processing services.

●	A strategic teaming agreement with AMDOCS for Epoint to provide financial services to AMDOCS key customers. AMDOCS, a leader in provision of essential services to the world’s largest mobile carriers including AT&T/Crickett, Tracfone, Sprint, Airtel, Vodafone, America Movil, and Telefonica.

●	Epoint has secured an agreement with StreetCred Capital, LLC, (StreetCred), a prominent provider of lead generation for finance within the mobile telephony industry. Under this agreement Epoint intends to develop and deliver a rent-to-own (“RTO”) mobile phone device financing program for certain StreetCred mobile carrier clients in the U.S. and Mexico.

●	Epoint is working to enter into several agreements with US and Central American distribution and support partners to secure direct distribution rights for its diverse mobile financial services suite of products, of which no guarantee can be provided as to ultimate success.

Market Penetration Strategy

Exploiting the Existing Distribution Channels

We intend to partner with leading prepaid issuing banks and their key program manager to position our financial products and our card /mobile wallet account services to the under-banked consumer. Epoint further plans to exploit strategic partnerships with prominent industry distribution channel partners including AMDOCS, StreetCred, leading carriers within the mobile segment, prominent program managers within the prepaid debit card segment, and others. We believe that the unique relationships Epoint has forged with FIS and its nationally operated payment network NYCE, will allow Epoint to in distribution within the U.S. market.

Card and Mobile Wallets

We intend to establish partnership agreements with both traditional debit card and emerging mobile wallet programs. Through these partnerships, our customers will be able to choose either traditional debit cards or where applicable their mobile wallet to efficiently complete purchase transactions. Well-established brand marketers generally manage these payment programs for sponsoring banks. We intend to enter into agreements with a number of major mobile carriers both directly and as part of the AMDOCS Teaming agreement. In addition, we are finalizing a regional Distribution and Services support agreement covering Central America with a leading credit services group based in Mexico.

Financial Institution Program Sponsors

We are in the process of finalizing agreements with several banks to support Epoint programs for initial launch within the U.S.

In addition, we intend to form additional partnerships with other prepaid sponsor banks which also have strong reach into the pre-paid debit card market.

Community banks and Credit Unions within the U.S. are struggling to capture and retain customers. The increased regulatory burdens imposed upon banks for basic consumer financial services including prepaid debit card issuance, remittance, bill payment and other daily financial services have exceeded the revenue potential of the programs. While the largest of the national banks can afford to support the internal compliance and operational overheads necessary to satisfy their regulators, smaller regional financial institutions have been crowded out losing any competitive edge.

The initial national acceptance of the Epoint card at all PIN Debit retail locations and ATMs provides our end user customers with the necessary coverage to conduct all daily purchase and cash back transactions.

Our Revenue Model

Epoint intends to deploy a channel partner lead “Business to Business to Consumer” (B2B2C) marketing distribution strategy designed to enable Epoint to reach its intended target customer base. This strategy has the distinct advantage of capturing consumers in large groups often with a common known socio-economic or ethnic make-up which allows for more precise message targeting for higher conversion rates.

While it is subject to change as our business develops, Epoint has devised a structured pricing model that provides shared revenue with the channel partners based on the conversion and revenue generated directly from their consumers. Each of Epoint’s financial services has a distinct economic yield and channel partners are able to adjust end-user costs basis to assist in driving higher aggregate program yields based on the unique characteristics of their own customers.

All the pricing and revenue share elements are configurable within the advanced Epoint platform and program results are published in real-time through the secure reporting portal so that our partners can track inter-daily program usage and performance.

Competition

The payment and financial services industries are highly competitive, and our continued growth depends on our ability to compete effectively. Although we do not face direct competition from any competitor in exactly the same combined lines of business, we face competition from a variety of financial and non-financial business groups. These competitors include retail banks, non-traditional payment service providers, such as retailers and mobile network operators, traditional kiosk and terminal operators and electronic payment system operators, as well as other companies that provide various forms of payment services, including electronic payment and payment processing services. Competitors in our industry seek to differentiate themselves by features and functionalities such as speed, convenience, network size, accessibility, hours of operation, reliability and price. A significant number of our competitors have greater financial, technological and marketing resources than we have, operate robust networks and are highly regarded by consumers.

We expect to face varied competition across our anticipated full product service offerings including:

PRODUCT / SERVICE	COMPETITOR EXAMPLES
Debit Card Issue	Visa, MasterCard, Capital One, Discover & American Express
Community Banking Services	Jack Henry, First Data, FISERV
Money Transfer	MoneyGram, Western Union, Xoom, Uniteller, Travelex
Bill Payment	MoneyGram, Online Bill Payment & Hybrid Debit Card Solutions
Mobile Top Up	Prepaid Telco retail, Unidos, EMIDA
Loyalty & Rewards	None Known Currently
Insurances	Online and Hispanic Specialty Retail
Travel Programs	Online and Hispanic Specialty Retail

Intellectual Property

The Company does not hold any patents. Fintech Investments Inc., the wholly-owned subsidiary of Fintech LLC (“Fintech Investments”) and a company formerly owned and operated by Gary Larkin, the Executive Co-Chairman of Genesis, holds the intellectual property licenses of Epoint’s proprietary platform technologies. We rely on a combination of contractual rights, copyright, trademark and trade secret laws to establish and protect our proprietary technology.

Item 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this item.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2018, our executive offices were located at 11920 Southern Highlands Parkway, Suite 200, Las Vegas, Nevada 89141. We leased these premises under a lease agreement which started on March 1, 2018 and ends on February 28, 2021. The lease was terminated in January 2019.

Item 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation is time consuming and expensive to resolve, and it diverts management resources.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Markets under the symbol “GFNL.” The following table sets forth the high and low closing prices of our common stock (USD) for the last fiscal year, as reported by the OTC Markets and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions. During the fourth quarter of 2017, the Company implemented a twenty for one (20:1) reverse stock split resulting in a higher share prices. Limited trading of our common stock has occurred since the completion of the Exchange Agreement on February 15, 2018; therefore, only limited historical price information is available. The market prices reported above have be adjusted to give retroactive effect to the reverse split.

2018	High	Low
First quarter	$5.75	$3.25
Second quarter	5.24	3.75
Third quarter	4.10	2.50
Fourth quarter	2.50	1.51

2017	High	Low
First quarter	$2.40	$1.60
Second quarter	2.00	1.40
Third quarter	3.40	1.50
Fourth quarter	4.00	2.80

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Columbia Stock Transfer Company: 1869 E Seltice Way #292, Post Falls, ID 83854. Telephone (208) 777-8998.

As of August 13, 2020, there were 56,688,110 shares of our common stock outstanding, which were held by approximately 159 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception, and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2018, we issued unregistered securities as follows:

1.	On February 15, 2018, the Company and Epoint completed the transactions contemplated under the Exchange Agreement where Genesis acquired 100% of the outstanding capital stock of Epoint, following which Epoint became a wholly-owned subsidiary of Genesis. Pursuant to the Exchange Agreement, Genesis issued to former Epoint shareholders an aggregate of 8,231,536 shares of its common stock in exchange for all of their capital holdings in Epoint.

2.	On February 15, 2018, Genesis also issued to former Epoint shareholders warrants to purchase up to an additional 845,000 shares of common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2028 at a per share exercise price of $3.00.

3.	On February 12, 2018, Epoint issued warrants to purchase 1,970,250 shares of common stock to certain partners, associates, and designees of Whitestone Investment Network, Inc., a mergers and acquisition advisory group which was instrumental in introducing the management of Epoint to Genesis, and in structuring the Exchange Agreement. At the closing of the Exchange Agreement on February 15, 2018, Genesis also issued to these entities warrants to purchase up to 1,970,250 shares of its common stock in exchange for an equal number of Epoint common stock warrants. The warrants are exercisable through February 12, 2023 at a per share exercise price of $3.00.

4.	On February 15, 2018, noteholders of $250,000 of convertible loans payable voluntarily elected to convert their loans into 100,000 shares of Genesis common stock at a conversion rate of $2.50 per share.

5.	On February 15, 2018, Genesis and Fintech LLC signed and closed the Fintech Exchange Agreement pursuant to which Genesis issued to the members of Fintech LLC an aggregate of 26,435,604 shares of common stock.

6.	In May 2018, the Company issued 65,000 shares of its common stock to a lender as debt issuance costs under a loan extension and modification agreement.

7.	In August 2018, the Company issued 1,550,000 warrants to purchase shares of its common stock to lenders as debt issuance costs under loan extension and modification agreements.

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

Securities authorized for issuance under equity compensation plans.

The Company does not have any equity compensation plans.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. Examples include those statements set forth above under “Item 1. Business - Cautionary Note Regarding Forward-Looking Statements.” These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth above and the other information set forth in this Form 10-K.

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

Following the closings, each of Epoint and Fintech LLC became wholly-owned subsidiaries of the Company.

Results of Operations

Years ended December 31, 2018 and 2017

	2018	2017
Revenues:
Financial services and other revenue, net	$72,732	$-

Expenses:
Impairment of capitalized technology and goodwill	2,195,048	-
Professional services	2,003,074	336,698
Compensation, payroll taxes and benefits	356,557	341,890
Technologies and telecom	140,349	163,623
Loss of deposits on planned acquisition of SmartPay Leasing, LLC	200,000	-
Gain on extinguishment of accrued expenses	(429,200)	-
Depreciation and amortization	141,191	52,917
Taxes, licenses and insurance	82,526	2,454
Occupancy and equipment	78,472	5,301
Loss on disposal of fixed assets	32,262	-
Other operating expenses	66,024	30,556
Total operating expenses	4,866,303	933,439

Net loss from operations	(4,793,571)	(933,439)

Other income	50,000	-
Interest income	114	48
Interest expense	(857,919)	(14,433)

Net loss	$(5,601,376)	$(947,824)

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

The Company had revenues of $72,732 for the year ended December 31, 2018 and no revenue for the year ended December 31, 2017.

Expenses

The Company recorded a $2.2 million charge for impairment of capitalized technology and goodwill for the year ended December 31, 2018 for the carrying values of the assets that exceeded the fair values.

Professional services expenses for the year ended December 31, 2018 increased to $2.0 million from $0.3 million for the year ended December 31, 2017. The increase is primarily attributable to increased legal, accounting and consulting expenses related to the Exchange Agreement closing, Fintech Exchange Agreement closing and the preparation of the SmartPay MIPA, and included $1.1 million of stock-based compensation expense calculated by the Black-Scholes pricing model relating to the issuance of options to purchase 1,900,000 shares of common stock to Genesis directors and officers, and warrants to purchase 1,970,250 shares of common stock to certain partners, associates, and designees of Whitestone Investment Network, Inc., a mergers and acquisition advisory group which was instrumental in introducing the management of Epoint to Genesis, and in structuring the Exchange Agreement.

Compensation, payroll taxes and benefits expenses for the year ended December 31, 2018 increased to $0.4 million from $0.3 million for the year ended December 31, 2017. The increase is primarily attributable to the headcount additions after the closing of the Exchange Agreement and the Fintech Exchange Agreement, including the Chief Executive Officer and Chief Financial Officer, and an Epoint Project Manager, offset by headcount and salary reductions in the fourth quarter of 2018. Due to cash flow deficiencies from the termination of the SmartPay MIPA, the Company was forced to significantly curtail its operations in the fourth quarter of 2018. This included reaching separation agreements with its CEO, CFO and President/COO and cutting back third party consultants work on the Epoint eWallet and MLOC technology platforms to focus primarily on servicing existing customer contracts.

Technologies and telecom expenses for the year ended December 31, 2018 decreased to $0.1 million from $0.2 million for the year ended December 31, 2017. The decrease is primarily attributable to decreased platform support services in the fourth quarter of 2018, where third party consultants perform routine maintenance and testing of the Epoint eWallet and MLOC platforms.

A loss of $0.2 million of deposits on the planned acquisition of SmartPay Leasing, LLC was taken in the year ended December 31, 2018, when the acquisition agreement was terminated on July 15, 2018.

In a prior year, Fintech entered into a license agreement with 3rd Rock to acquire global license rights to certain intellectual property licensed to 3rd Rock by Cash America Holdings, Inc. and Enova Financial, LLC, for the exploitation of a micro-credit program. Under this agreement, Fintech committed to pay to 3rd Rock a gross sum of $500,000 periodically through September 2018 and made scheduled payments to 3rd Rock in the amount of $75,000. The intellectual property is included in Technology and equipment. The payable of $425,000 was canceled on December 31, 2018 in a settlement agreement with 3rd Rock, and is included in Gain on extinguishment of accrued expenses on the consolidated statements of operations.

Interest expense is higher due to the increase in the principal balance of notes payable.

Liquidity and Capital Resources

Year Ended December 31, 2018

The Company does not have cash or liquidity to pay down maturing debt and maintain operations. Our primary capital requirements are for cash used in operating activities. Funds for such purposes have historically been generated from short-term credit in the form of extended payment terms from suppliers, convertible debt and equity financings.

Historically, we have funded our cash and liquidity needs through the issuance of equity, equity-linked or debt securities. We incurred a net loss of $5.6 million and have an accumulated deficit of $63.3 million as of and for the year ended December 31, 2018. To date, we have depended on raising capital from debt and equity financings to meet our needs for cash flow used in operating activities. For the year ended December 31, 2018, we raised $0.9 million from financing activities to meet cash flow used in operating activities. This situation creates uncertainties relating to our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements were issued.

At December 31, 2018, we had $9,421 of cash on hand with a negative working capital of $2.4 million. Our ability to meet ongoing operating cash needs is dependent on raising additional working capital on an immediate basis and ultimately generating positive cash flow, primarily through generating revenue and controlling expenses. During the first quarter of 2018, we began entering into an eWallet transaction processing services agreements. The revenue pertaining to those service agreements was initially deferred, until we began to recognize the revenue in the fourth quarter of 2018 as control of these services were transferred to the customer.

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements, pay down maturing debt and maintain operations. At December 31, 2018, debt obligations totaling approximately $2.2 million matured. We currently do not have sufficient funds to repay those debt obligations and must secure additional equity or debt capital in order to repay those obligations or obtain additional extensions of maturity, of which no assurance can be provided that we can obtain the needed funding or maturity extension on commercially reasonable terms or at all. We have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise the needed capital on commercially acceptable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to or support our business and to respond to business challenges will be significantly limited and we may need to further curtail or cease operations.

Our cash flow related information for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$(1,341,335)	$(828,177)
Investing activities	(279,950)	(567)
Financing activities	874,191	1,330,500

Operating Activities

In the year ended December 31, 2018, the net loss plus non-cash adjustments was approximately $1.2 million compared to $0.9 million during the same period in 2017. The increase in cash usage can be primarily attributed to the larger net loss incurred in 2018 as compared to 2017. Non-cash adjustments in the aggregate were about $4.3 million higher in 2018. In addition, there was a $0.1 million increase in accounts payable and accrued liabilities in 2018. In 2017, there was no significant change in working capital items.

Investing Activities

Cash used in investing activities consists primarily of $0.2 million of deposits on the planned acquisition of SmartPay Leasing, LLC paid in the year ended December 31, 2018, which agreement has as of July 15, 2018 been terminated. In addition, capital expenditures for the purchases of technology and equipment were $0.1 million and $Nil in the years ended December 31, 2018 and 2017, respectively. Cash acquired in acquisitions was $40,353 in the year ended December 31, 2018.

Financing Activities

During the year ended December 31, 2018, operating losses and working capital needs discussed above were met by raising cash in debt financing of $0.9 million.

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

Goodwill

Goodwill was created at the time of purchase where the purchase price paid for Genesis exceeded the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is tested for impairment on an annual basis on December 31st, or more frequently if events or changes in circumstances indicate that the reporting units might be impaired. The approach for the review of goodwill has two steps: identifying a potential impairment and measuring the amount of the impairment loss, if any. Factors that are considered important in determining whether an impairment of goodwill might exist include significant, continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends or other factors specific to each reporting unit being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. We use an income and market valuation hybrid approach, as it was considered to be the most appropriate method to isolate the estimated equity value of the Company. This valuation approach involved utilizing a forecasted future cash flow model discounted back at the estimated cost of equity as well as public company market comparables. Our projected cash flow model assumed revenue and operating expense growth over the five-year projected period. At December 31, 2018, a $2.2 million impairment loss was recognized. No impairment loss was recognized at December 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU, the Company currently believes the adoption of this guidance will have an insignificant impact on its consolidated financial statements.

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

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-1
Audited Consolidated Balance Sheets at December 31, 2018 and 2017	F-2
Audited Consolidated Statements of Stockholder’s Deficit for Years ended December 31, 2018 and 2017	F-4
Audited Consolidated Statements of Cash Flows for Years ended December 31, 2018 and 2017	F-5
Notes to Audited Consolidated Financial Statements for Years Ended December 31, 2018 and 2017	F-6

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Genesis Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Financial, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

August 13, 2020

Genesis Financial, Inc. and Subsidiaries

Audited Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$9,421	$756,515
Prepaid expenses and other current assets	25,000	25,000
Total current assets	34,421	781,515
Technology and equipment, net	-	171,889
Other assets	5,622	1,000
Total Assets	$40,043	$954,404

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$243,182	$112,437
Loans payable and accrued interest, net	2,235,942	1,344,933
Total liabilities	2,479,124	1,457,370

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 6,000,000 total authorized, 2,500,000 authorized are designated as Series A 8% cumulative convertible preferred, Nil and 1,190,021 Series A 8% cumulative convertible preferred issued and outstanding at December 31, 2018 and December 31, 2017 (liquidation values of $Nil and $5,070,000), respectively	-	2,943,265
Series A common stock, $0.0001 par value, 15,000,000 authorized, Nil and 7,041,515 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 100,000,000 authorized, 35,711,905 and Nil issued and outstanding at December 31, 2018 and December 31, 2017, respectively	35,712	-
Additional paid-in capital	60,827,937	1,218,490
Accumulated deficit	(63,302,730)	(4,664,721)
Total stockholders’ deficit	(2,439,081)	(502,966)

Total Liabilities and Stockholders’ Deficit	$40,043	$954,404

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Audited Consolidated Statements of Operations

Years ended December 31, 2018 and 2017

	2018	2017
Revenues:
Financial services and other revenue, net	$72,732	$-
Expenses:
Impairment of capitalized technology and goodwill	2,195,048	-
Professional services	2,003,074	336,698
Compensation, payroll taxes and benefits	356,557	341,890
Technologies and telecom	140,349	163,623
Depreciation and amortization	141,191	52,917
Loss of deposits on planned acquisition of SmartPay Leasing, LLC	200,000	-
Occupancy and equipment	78,472	5,301
Taxes, licenses and insurance	82,526	2,454
Loss on disposal of fixed assets	32,262	-
Gain on extinguishment of accrued expenses	(429,200)	-
Other operating expenses	66,024	30,556
Total operating expenses	4,866,303	933,439

Net loss from operations	(4,793,571)	(933,439)
Other income	50,000	-
Interest income	114	48
Interest expense	(857,919)	(14,433)

Net loss	$(5,601,376)	$(947,824)

Loss per share of common stock, basic and diluted	$(0.17)	$(0.13)

Weighted-average number of common shares outstanding, basic and diluted	32,153,871	7,041,519

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Audited Consolidated Statements of Stockholder’s Deficit

Years ended December 31, 2018 and 2017

	Series A 8% Cumulative Convertible Preferred Stock		Series A Common Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2016	1,190,021	$2,943,265	7,041,515	$-	-	$-	$1,218,490	$(3,716,897)	$444,858
	-	-	-	-	-	-	-	(947,824)	(947,824)
Balance - December 31, 2017	1,190,021	$2,943,265	7,041,515	$-	-	$-	$1,218,490	$(4,664,721)	$(502,966)
Common shares issued on conversion of convertible notes	-	-	-	-	100,000	100	249,900	-	250,000
Issuance of warrants and options as stock-based compensation	-	-	-	-	-	-	1,130,085	-	1,130,085
Effect of reverse merger on legacy shareholders of EPOINT Payment Corp.	(1,190,021)	(2,943,265)	(7,041,515)	-	8,231,536	8,231	2,935,034	-	-
Effect of reverse merger on legacy shareholders of Genesis Financial, Inc.	-	-	-	-	879,765	880	1,758,620	-	1,759,500
Common shares issued for acquisition of Fintech Holdings, LLC	-	-	-	-	26,435,604	26,436	52,844,772	(53,036,633)	(165,424)
Common shares issued for note extension	-	-	-	-	65,000	65	129,935	-	130,000
Issuance of warrants for note extension	-	-	-	-	-	-	561,100	-	561,100
Net loss	-	-	-	-	-	-	-	(5,601,376)	(5,601,376)
Balance – December 31, 2018	-	$-	-	$-	35,711,905	$35,712	$60,827,937	$(63,302,730)	$(2,439,081)

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Audited Consolidated Statements of Cash Flows

Years ended December 31, 2018 and 2017

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(5,601,376)	$(947,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss of deposits on planned acquisition of SmartPay Leasing, LLC	200,000	-
Depreciation and amortization	141,191	52,917
Amortization of debt issuance costs	606,240	7,694
Loss on disposal of fixed assets	32,262	-
Impairment of capitalized technology and goodwill	2,195,048	-
Common stock issued for loan fee on note payable	80,000	-
Professional services compensated with stock-based compensation	1,130,085	-
Net change in operating working capital items	(124,785)	59,036
Net cash used in operating activities	(1,341,335)	(828,177)

Cash Flows From Investing Activities:
Cash acquired in acquisitions	40,353	-
Purchases of technology and equipment	(120,303)	(567)
Deposits on planned acquisition of SmartPay Leasing, LLC	(200,000)	-
Net cash used in investing activities	(279,950)	(567)

Cash Flows From Financing Activities:
Proceeds from loans payable	999,191	1,350,000
Debt issuance costs paid on loans payable	(125,000)	(19,500)
Net cash provided by financing activities	874,191	1,330,500

Net decrease in cash	(747,094)	501,756
Cash - beginning of period	756,515	254,759
Cash - end of period	$9,421	$756,515

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$19,500
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for the reverse merger of EPOINT Payment Corp. and Genesis Financial, Inc. (see Note 6 for assets acquired and liabilities assumed)	$1,759,500	$-
Issuance of common stock for the acquisition of Fintech Holdings, LLC (see Note 6 for assets acquired and liabilities assumed)	$52,871,210	$-
Common stock issued in exchange of notes payable	$250,000	$-
Common stock issued as debt issuance costs	$130,000	$-
Issuance of warrants for note extension	$561,100	$-

See accompanying Notes to Consolidated Financial Statements

Genesis Financial, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

2. LIQUIDITY

Historically, the Company has funded its cash and liquidity needs through the issuance of equity, equity-linked or debt securities. The Company has incurred a net loss of $3,406,328 and has an accumulated deficit of $61,107,682 as of and for the year ended December 31, 2018. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the year ended December 31, 2018, the Company raised $874,191 from financing activities in order to meet cash flow requirements in operating activities. This situation creates uncertainties about the Company’s ability to execute its business plan, finance operations, and indicates substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements were issued.

At December 31, 2018, the Company had $9,421 of cash on hand with a negative working capital of $2.4 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive cash flow, primarily through raising capital on an immediate basis, and ultimately generating revenue and controlling expenses. During the first quarter of 2018, the Company began entering into eWallet transaction processing services agreements, and began receiving payments that were recorded as contract liability that were recognized as revenue starting in the fourth quarter of 2018 once control of those services were transferred to the customer. In addition, subsequent to December 31, 2018 and through July 8, 2020, the Company raised an additional $1,485,000 from 13 investors through convertible debt offerings (see Note 9, Subsequent Events). However, the Company’s current cash resources are not sufficient to support its operations as presently conducted, pay down maturing debt, or permit it to take advantage of business opportunities that may arise. At December 31, 2018, debt obligations totaling approximately $2.2 million mature and must be repaid. We currently do not have sufficient funds to repay those debt obligations and must secure additional equity or debt capital in order to repay those obligations or obtain additional extensions of maturity, of which no assurance can be provided that we can obtain the needed funding or maturity extension on commercially reasonable terms or at all. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to or support our business and to respond to business challenges will be significantly limited and we may need to further curtail or cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of Presentation and Consolidation - The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the U.S. (U.S. GAAP). The consolidated financial statements include the accounts of Genesis and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. Operating results for the year ended December 31, 2018 are not indicative of the results that may be expected for any future period. These consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto of EPOINT Payment Corp. for the years ended December 31, 2017 and 2016 included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2018 (our “8-K/A”).

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

Earnings (Loss) Per Share - Basic earnings per share (EPS) are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock warrants, convertible debt instruments or other common stock equivalents. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the year ended December 31, 2018, outstanding warrants to purchase an aggregate of 4,365,250 shares of common stock, outstanding stock options to purchase 1,900,000 shares of common stock, and 42,267 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive. For the year ended December 31, 2017, 42,267 shares of common stock issuable upon conversion of convertible debt were excluded from the computation of dilutive earnings per share because the inclusion would have been anti-dilutive.

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

Fair Value Measurements - U.S. GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. U.S. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At December 31, 2018 and December 31, 2017, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by U.S. GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at December 31, 2018 and December 31, 2017. However, U.S. GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of accounts payable, accrued liabilities, notes payable, and convertible note payable. The estimated fair value of accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At December 31, 2018 and December 31, 2017, the Company’s notes payable and convertible notes payable are at fixed rates and due to their short-term nature the carrying value approximates fair value.

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

Goodwill - Goodwill was created at the time of purchase where the purchase price paid for Genesis exceeded the fair value of the tangible and identifiable intangible net assets acquired. Goodwill is tested for impairment on an annual basis on December 31st, or more frequently if events or changes in circumstances indicate that the reporting units might be impaired. The approach for the review of goodwill has two steps: identifying a potential impairment and measuring the amount of the impairment loss, if any. Factors that are considered important in determining whether an impairment of goodwill might exist include significant, continued underperformance compared to peers, significant changes in our business and products, material and ongoing negative industry or economic trends or other factors specific to each reporting unit being evaluated. Any changes in key assumptions about our business and our prospects, or changes in market conditions or other externalities, could result in an impairment charge. We use an income and market valuation hybrid approach, as it was considered to be the most appropriate method to isolate the estimated equity value of the Company. This valuation approach involved utilizing a forecasted future cash flow model discounted back at the estimated cost of equity as well as public company market comparables. Our projected cash flow model assumed revenue and operating expense growth over the five-year projected period. At December 31, 2018, a $1.8 million impairment loss was recognized.

Impairment of long-lived assets and long-lived assets to be disposed of - The Company accounts for long-lived assets, including technology and equipment, at amortized cost. Management reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. At December 31, 2018, a $0.4 million impairment loss was recognized.

Debt Issuance Costs - Debt issuance costs are amortized over the term of the related debt. Net debt issuance costs were $16,667 and $11,806 at December 31, 2018 and December 31, 2017, respectively, and are netted against Loans Payable on the Consolidated Balance Sheets.

Income Taxes - The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At December 31, 2018 and December 31, 2017, the Company established full valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the years ended December 31, 2018 and 2017.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2014.

Stock-Based Compensation - The Company recognizes as compensation expense all stock-based awards issued to employees and nonemployees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of warrants and options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to officers, directors and non-employees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $1,130,085 from issuing warrants and options to non-employees and $Nil for the years ended December 31, 2018 and 2017, respectively, and is included in Professional services expenses on the Consolidated Statements of Operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU, the Company currently believes the adoption of this guidance will have an insignificant impact on its consolidated financial statements.

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

4. TECHNOLOGY AND EQUIPMENT

Technology and equipment consists of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Software	$771,024	$260,000
Computer equipment	-	5,106
Total cost	771,024	265,106
Less accumulated depreciation and amortization	(441,660)	(93,217)
Less impairment of capitalized technology	(359,364)	-
Total technology and equipment, net	$-	$171,889

5. LOANS PAYABLE

Loans payable and accrued interest consists of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Convertible notes payable issued at a 7.8% debt discount. The notes had a 1-year maturity, due in August 2018. The notes had an automatic mandatory conversion feature upon the closing of an initial public offering or merger with, or acquisition by, a reporting company (the “IPO”) where the principal balance and any accrued interest are converted into equity securities at a price equal to $2.50 per share of the reporting company. If the IPO has not occurred on or before the one-year maturity date, the Company could extend the maturity date an additional 6 months bearing interest at 10.8%. The notes had a voluntary conversion feature where the investor could convert at any time into Series A Common Stock of Epoint at the conversion price of $2.50 per share. As described in Note 1, these notes were converted into common stock of the Company in February 2018.	$-	$250,000
Convertible note payable bearing interest at 10.0%. The note principal plus accrued interest is due in full on December 31, 2018. The note has an automatic conversion feature upon the closing of an IPO where the principal balance and any accrued interest are converted into equity securities at a price equal to 70% of the price per share sold to the public or, if no shares are sold to public at time of the IPO, 70% of the weighted average five trading day sale price of the shares of the reporting company. The note has a voluntary conversion feature where the investor may convert at any time into common stock of the Company at the conversion price of $2.50 per share.	100,000	100,000
Note payable bearing interest at 6.0%. The note principal plus accrued interest is due in full in May 2019. As described in Note 1, this note was assumed in February 2018 as part of the merger with Epoint.	100,000	-
Notes payable bearing interest at 6.0%. The notes have a 6-month maturity where the principal and accrued interest is due in full at various dates in 2018 and 2019. As of December 31, 2018, there were outstanding notes in aggregate principal amount and accrued interest of $1,940,335 that were in default where the maturity dates were on or before December 31, 2018 and are accruing additional interest at a 6.0% interest rate.	1,877,691	1,000,000
Total loans payable	2,077,691	1,350,000
Accrued interest	174,918	6,739
Debt issuance costs, net of amortization	(16,667)	(11,806)
Total loans payable and accrued interest, net	$2,235,942	$1,344,933

6. STOCKHOLDER’S DEFICIT

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
$1,759,500

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2018 and 2017 assume the reverse business combination was completed on January 1, 2017:

	Years Ended December 31,
	2018	2017
Pro forma revenues	$72,732	$48,911
Pro forma net loss	(5,218,328)	(1,470,860)
Pro forma basic and diluted net loss per share	$(0.16)	$(0.04)

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

On August 22, 2018, Genesis issued a total of 1,550,000 warrants to certain noteholders as a material inducement for them to extend the maturity date of their notes to December 31, 2018. The warrants are exercisable through August 22, 2021 at a per share exercise price of $1.00. The estimated fair value of the warrants of $561,100 was initially recorded as debt issuance cost and was amortized to interest expense over the extended maturity period of the notes of December 31, 2018.

The estimated fair value of the warrants at issuance was based on a combination of management’s best estimate of the share price, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	50%
Risk-free interest rate	2.44%
Expected term (in years)	2.72
Expected dividend yield	-
Fair value of warrant	$0.38

A summary of activity in warrants is as follows:

		Weighted	Weighted
		Average	Average
		Remaining	Exercise
	Warrants	Life	Price

Outstanding at December 31, 2017	845,000	2.5 years	$3.00

Year ended December 31, 2018:
Granted	4,365,250	4.6 years	$2.29
Exercised	-	-	$-
Exchanged	(845,000)	2.5 years	$3.00

Outstanding at December 31, 2018	4,365,250	4.6 years	$2.29

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

Stock-Based Compensation

The Company also issues, from time to time, options which are not issued under or subject to a formal option plan. At December 31, 2018, there were 1,900,000 options outstanding that were not issued under a formal option plan.

A summary of all stock option activity at and for the year ended December 31, 2018 is presented below:

Weighted
Average
	# of	Exercise
	Options	Price

Outstanding at December 31, 2017	-	$-

Year ended December 31, 2018:
Granted	1,900,000	$3.09
Exercised	-	-
Canceled	-	-

Outstanding at December 31, 2018	1,900,000	$3.09

At December 31, 2018, there were 1,431,250 unvested options with a weighted average exercise price of $3.09. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is two years from the grant date. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2018 was $Nil. During the year ended December 31, 2018, 468,750 options became vested.

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

The following weighted average assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2018:

Risk-free interest rate	3.01%
Expected term (in years)	6.0
Dividend yield	-
Expected volatility	50%

The weighted average grant date fair value per share of stock options granted during the year ended December 31, 2018 was $0.75. The aggregate grant date fair value of the 1,900,000 options granted during the year ended December 31, 2018 was $1,423,000.

For the year ended December 31, 2018 and 2017, total stock option expense related to stock options was $353,688 and $Nil, respectively. At December 31, 2018, the total compensation cost related to stock options not yet recognized is approximately $1,068,312, which is expected to be recognized over a weighted average period of approximately 1.5 years.

7. RELATED-PARTY TRANSACTIONS

(i) Commencing August 2015, Epoint contracted Fintech Investments to provide development and distribution support services for the Company’s eWallet and Micro Line of Credit (“MLOC”) platforms. Fintech holds the underlying intellectual property pertaining to the Company technology platforms, including the eWallet and MLOC platforms. Gary Larkin, the Founder, Chairman and Chief Executive Officer of Epoint, is also the sole shareholder, Founder, Chairman and Chief Executive Officer of Fintech. Epoint made payments to Fintech of $40,000 and $191,456 in the years ended December 31, 2018 and 2017, respectively, and such payments are included in Technologies and telecom expenses on the Consolidated Statements of Operations.

(ii) Since July 2015, Epoint, the Company’s wholly owned subsidiary, contracted 3rd Rock Communications, Inc. (“3rd Rock”) to provide bookkeeping and general administrative services. 3rd Rock is a Delaware corporation wholly-owned by Gary Larkin, the Founder, Chairman and Chief Executive Officer of Epoint, and his spouse. Epoint made payments to 3rd Rock of $9,000 and $33,000 in the years ended December 31, 2018 and 2017, respectively, and such payments are included in Professional services expenses on the Consolidated Statements of Operations.

(iii) In a prior year, Fintech entered into a license agreement with 3rd Rock to acquire global license rights to certain intellectual property licensed to 3rd Rock by Cash America Holdings, Inc. and Enova Financial, LLC, for the exploitation of a micro-credit program. Under this agreement, Fintech committed to pay to 3rd Rock a gross sum of $500,000 periodically through September 2018 and made scheduled payments to 3rd Rock in the amount of $75,000. The intellectual property is included in Technology and equipment. The payable of $425,000 was canceled on December 31, 2018 in a settlement agreement with 3rd Rock, and is included in Gain on extinguishment of accrued expenses on the consolidated statements of operations.

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

On July 15, 2018, the SmartPay MIPA with the Seller to acquire SmartPay Leasing LLC terminated as the closing conditions were not satisfied and no extension of the termination date was obtained. As a result, Genesis recorded a $200,000 loss of deposits on planned acquisition of SmartPay Leasing, LLC in the consolidated statements of operations for the year ended December 31, 2018.

9. SUBSEQUENT EVENTS

The Company has undertaken the following restructuring initiatives to transform into a diversified financial services company with a focus on Fintech Investment, Wealth Management, and Lending Platforms:

Board of Directors and Executive Management:

On March 1, 2019, Gary Larkin resigned from all positions with the Company, including his directorship. Mr. Larkin’s resignation was not related to any disagreement with the operations, practices or policies of the Company. As part of separation agreement, Mr. Larkin agreed to waive any and all unpaid compensation.

On March 4, 2019, Murray Smith, the Company’s Chief Financial Officer, resigned to pursue other opportunities. This resignation was not in connection with any disagreement with the Company on any matter relating to its operations, policies or practices. As part of separation agreement, Mr. Smith agreed to waive any and all unpaid compensation.

On October 20, 2019, Rahul Singh, the Company’s non-executive director, resigned to pursue other opportunities. Mr. Singh’s resignation was not in connection with any disagreement with the Company on any matter relating to its operations, policies or practices.

On January 2, 2020, Roy Rose resigned as a chairman of the Board of the Company to pursue other opportunities. Mr. Rose’s resignation was not in connection with any disagreement with the Company on any matter relating to its operations, policies or practices. As part of separation agreement, Mr. Rose agreed to waive any and all unpaid compensation.

On January 2, 2020, the Company’s Board appointed Russell Cameron to serve as a member of the Board, and as the Company’s Chief Executive Officer. Mr. Cameron was appointed to fill the vacancies resulting from the previously announced voluntary resignation of Roy Rose. In connection with Mr. Cameron’s appointment as a member of the Board and Chief Executive Officer, the Board awarded Mr. Cameron 6,311,774 restricted stock units, subject to Mr. Cameron’s continued employment with the Company through each such date.

Financing Initiatives:

The Company filed Form D on March 11, 2020 regarding a $5 million Convertible Note offering. To date, the Company has raised $1,485,000 from 13 investors. The unsecured notes accrue interest at 20% per annum. At any time, the noteholder may convert the principal amount and accrued interest outstanding into Units where each $0.50 of principal amount and accrued interest due shall convert into (a “Unit”) of one share of common stock and one three-year warrant exercisable into one-half of an additional share of common stock at a per share exercise price of $0.50 per share.

Mergers and Acquisitions:

Beacon Group

On June 30, 2020, the Company consummated its acquisition of the Beacon Group (as defined below) from Beacon Financial Group Pty Ltd., an Australian company (“Beacon”), pursuant to that certain Share and Business Sale Agreement, dated October 21, 2019 (the “Purchase Agreement”), between the Company and Beacon previously reported by the Company on a Form 8-K filed with the U.S. Securities Exchange Commission on October 30, 2019.

Pursuant to the terms of the Purchase Agreement, the Company purchased from Beacon all of the outstanding equity interests in the following Australian entities: (i) The Financial Link Group Pty Ltd, (ii) Interactive Mortgage and Finance Pty Ltd and (iii) CCS Operations Pty Ltd. (collectively, the “Beacon Group”) for consideration of AUD$15.5 million (USD$10,354,500) (the “Purchase Price”) comprised of AUD$5 million (USD$3,451,500) in cash and AUD$10.5 million (USD$7,248,150) in shares of the Company’s Common Stock. The amount of shares of Company Common Stock issuable are under the Purchase Agreement is based on the volume weighted average price (VWAP) of the Company’s Common Stock for the seven (7) trading days ending on the first trading day immediately preceding the date of determination but in no event at less than AUD$0.25 (USD$0.17) per share (subject to adjustment in the event of a capitalization event by the Company). The Consideration Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or under the securities laws of any state in the United States, and will be issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

The Beacon Group is a diversified financial services firm operating in Australia as a Registered Investment Advisor and provides financial advice through two divisions under an Australian Financial Services License and an Australian Credit License. The group holds distribution agreements with leading financial institutions and also offers finance and mortgage advice services through agreements with various mortgage brokers and aggregators. The accounting business within the Beacon Group is to assist with identifying the most suitable and competitive finance solutions for clients of the Wealth Management network, primarily for those funding the acquisition of investment properties.

Under the terms of the Purchase Agreement, the Company paid Beacon AUD$100,000 ($69,030) in cash upon the completion of the Company’s due diligence in 2020.

Pursuant to the Purchase Agreement, the balance of the Purchase Price is payable in three installments: (i) AUD$1 million (USD$690,300) in cash and AUD$4.5 million (USD$3,106,350) in Company Common Stock on June 30, 2020; (ii) AUD$1 million (USD$690,300) in cash and AUD$1.5 million (USD$1,035,450) in Company Common Stock on June 30, 2021; and (iii) AUD$2 million ($1,380,600) in cash and $4.5 million (USD$3,106,350) in Company Common Stock on June 30, 2022. As per the Agreement, the cash consideration payable in the second installment was subsequently reduced to AUD$616,370 (USD$425,580) due to lower earnings of the Beacon Group and the due date was extended to August 31, 2021.

On June 30, 2020, in satisfaction of the first installment of the Purchase Price, the Company paid Beacon AUD$0.8 million (USD$552,240) in cash and issued to Beacon an aggregate of 7,983,162 unregistered shares of Common Stock based on the USD$0.778 VWAP of the Company’s Common Stock for the seven (7) trading days prior to such date.

Each of the three June 30, 2020, 2021 and 2022 installments is subject to and conditioned upon Beacon Group recording at least AUD$3 million (USD$2,070,900) in net revenue per each fiscal year ending June 30th based on the existing business resources as of the Closing Date. In the event that the Beacon Group does not meet the revenue target in full for each fiscal year, then the Purchase Price then payable in respect of such fiscal year is proportionately reduced.

Under the terms of the Purchase Agreement, in the event the Company does not remit the cash component of the Purchase when due, then, subject to a three month grace period, Beach is authorized, upon written notice to the Company within 10 business days of the end of such period, to unwind the transaction (the “Unwind Provision”) whereupon the Company shall return Beacon Group to Beacon and Beacon shall return the Consideration Shares issued as of such date to the Company. Accordingly, until the Purchase Price has been paid in full, the Company will maintain the separate corporate existence of each company in the Beacon Group.

On June 30, 2020, the Company issued 7,983,162 unregistered shares of Common Stock to Beacon based on the USD$0.778 VWAP of the Company’s Common Stock for the seven (7) trading days prior to such date.

The Purchase Agreement contained customary representations, warranties, covenants and indemnification provisions. The closing of the transaction contemplated under the Purchase Agreement was subject to the obtaining by the Beacon Group of all required Australian governmental and regulatory authorities and other customary closing conditions.

The foregoing description of the Purchase Agreement, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Purchase Agreement. A copy of the Purchase Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities Exchange Commission on October 30, 2019 and is incorporated herein by reference.

Note — USD$ amounts stated above are estimates based on the exchange rate of AUD$1 = USD$0.69030 on June 30, 2020. Actual payments in USD$ depend on the AUD$ to USD$ exchange rate at the time of actual payment.

Ballast Holdings

On June 30, 2020, the Company consummated its acquisition of Ballast Holdings Pty Ltd, an Australian corporation (“Ballast”), pursuant to that certain Share Purchase Agreement, dated June 30, 2020 (the “Purchase Agreement”), by and among, the Company, Ballast, Ballast Holdings Pte Ltd, the 100% owner of Ballast (the “Seller”), and Wayne Blazejczk who had operational control over Ballast. Pursuant to the Purchase Agreement, the Company acquired 100% of the 1,002,000 issued and outstanding shares of capital stock of Ballast from the Seller in consideration for shares of the Company’s Common Stock (defined in the Purchase Agreement as the “Consideration Shares” and issuable in three tranches as set forth below), a sum of AUD$950,0000 (USD$655,785) by July 31, 2020, the sum of AUD$2,550,000 (USD$1,760,265) by August 31, 2020 or such other date as may be agreed on less the capped liability.

The Consideration Shares are comprised of (i) 9,685,375 shares of the Company’s Common Stock issued on June 30, 2020; (ii) 9,685,375 shares of the Company’s Common Stock issuable within seven (7) days of the Seller’s delivery of Ballast’s audited financial statements for the period ended June 30, 2020; and (iii) 3,750,000 shares of the Company’s Common Stock in respect to the advisory book of funds under either advise or management issuable on August 31, 2020.

Ballast operates as a holding entity for its operating subsidiaries: Ballast Accountants Pty Ltd., Ballast Financial Planning Pty Ltd. and Ballast Superannuation Management Pty Ltd. (collectively, the “Ballast Group”). The Ballast Group provides a comprehensive range of accounting and taxation advice and solutions for investors and small- to-medium businesses. Its services include tax planning and structuring, management and cashflow reporting, tax returns and ASIC compliance, including a SMSF specialist practice and can also assist with buying and selling businesses. The Ballast Group also offers finance and mortgage advice services through agreements with various mortgage brokers and aggregators.

On June 30, 2020, the Company issued 9,685,375 unregistered shares of Common Stock to Ballast Holdings Pte Ltd valued at USD1.00 per share.

The Purchase Agreement contained customary representations, warranties, covenants and indemnification provisions, including, among others, a covenant that required Mr. Blazejczk to conduct Ballast’s business in the ordinary course of business, consistent with past practice and to comply with certain covenants regarding the operations of its business until the total purchase price is paid.

The closing of the transactions contemplated under the Purchase Agreement was subject to the obtaining by the Ballast and the Seller of all required Australian governmental and regulatory authorities and other customary closing conditions.

The foregoing description of the Purchase Agreement, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Purchase Agreement, a copy of which is filed as an exhibit to this Form 10-K.

Note — USD$ amounts stated above are estimates based on the exchange rate of AUD$1 = USD$0.69030 on June 30, 2020. Actual payments in USD$ depend on the AUD$ to USD$ exchange rate at the time of actual payment.

Reverse Stock Split:

On June 30, 2020, the Board of Directors of the Company approved and recommended for stockholder approval, a 1-for-2 reverse stock split of the outstanding shares of common stock of the Company, with fractional shares resulting from the reverse stock split to be rounded up to the nearest whole number (the “Reverse Stock Split”). On June 30, 2020, the Company received a written consent in lieu of a meeting by the holders of an aggregate of 31,280,639 shares of common stock representing 52.85% of the voting power the outstanding common stock (the “Majority Stockholders”) authorizing the Reverse Stock Split.

The Reverse Stock Split will become effective no earlier than the 20 days after the Company files a Definitive Information Statement on Schedule 14C with the SEC and files an amendment to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Wyoming.

Notwithstanding the foregoing, the Reverse Stock Split will not become reflected in the marketplace until announced by the Financial Industry Regulatory Authority (“FINRA”). The Company is required to notify FINRA of the intended Reverse Stock Split by filing an Issuer Company Related Action Notification Form under FINRA Rule 6490 and Rule 10b-17 under the Securities Exchange Act of 1934, as amended. However, the Reverse Stock Split will not be announced by FINRA or effected on the OTC Markets trading platform until the Company becomes current with its quarterly and annual reporting requirements with the SEC. The Company is currently working towards becoming current in its SEC reports.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 18, 2018, the Company dismissed Fruci & Associates II, PLLC (“Fruci”) as its independent registered public accounting firm, effective April 18, 2018 and appointed Peterson Sullivan LLP (“Peterson”). Peterson audited the consolidated balance sheets of EPOINT Payment Corp. and Subsidiary (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes. On or about January 30, 2020 the board of directors approved the selection of BF Borgers CPA, PC (“BF Borgers”) as its independent registered public accounting firm replacing Peterson. Our board of directors approved each of these appointment and dismissals.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing this assessment, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to several material weaknesses.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiencies that represent material weaknesses as of December 31, 2018.

●

Financial Reporting and Closing Process: We did not maintain an effective financial reporting and closing process to prepare financial statements in accordance with GAAP. We determined that controls over timely and complete financial statement reviews, effective journal entry controls, and appropriate reconciliation processes were missing or ineffective. Further, we were unable to complete regulatory filings timely as required by the rules of the SEC.

●

Qualified Personnel: We lacked a sufficient number of qualified accounting personnel in key financial reporting positions to operate processes and controls over the year end close process. As a result, a reasonable possibility exists that material misstatements in our financial statements will not be prevented or detected on a timely basis.

●

Control Monitoring: Our controls for monitoring the adequacy of the design and operating effectiveness of internal control over financial reporting across the Company were ineffective. As a result, a reasonable possibility exists that material misstatements in our financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Subsequent Events:

The Company has undertaken the following restructuring initiatives to transform into a diversified financial services company with a focus on Fintech Investment, Wealth Management, and Lending Platforms:

Board of Directors and Executive Management:

●

On March 1, 2019, Gary Larkin resigned from all positions with the Company, including his directorship. Mr. Larkin’s resignation was not related to any disagreement with the operations, practices or policies of the Company. As part of separation agreement, Mr. Larkin agreed to waive any and all unpaid compensation.

●

On March 4, 2019, Murray Smith, the Company’s Chief Financial Officer, resigned to pursue other opportunities. This resignation was not in connection with any disagreement with the Company on any matter relating to its operations, policies or practices. As part of separation agreement, Mr. Smith agreed to waive any and all unpaid compensation.

●

On October 20, 2019, Rahul Singh, the Company’s non-executive director, resigned to pursue other opportunities. Mr. Singh’s resignation was not in connection with any disagreement with the Company on any matter relating to its operations, policies or practices.

●

On January 2, 2020, Roy Rose resigned as a chairman of the Board of the Company to pursue other opportunities. Mr. Rose’s resignation was not in connection with any disagreement with the Company on any matter relating to its operations, policies or practices. As part of separation agreement, Mr. Rose agreed to waive any and all unpaid compensation.

●

On January 2, 2020, the Company’s Board appointed Russell Cameron to serve as a member of the Board, and as the Company’s Chief Executive Officer. Mr. Cameron was appointed to fill the vacancies resulting from the previously announced voluntary resignation of Roy Rose. In connection with Mr. Cameron’s appointment as a member of the Board and Chief Executive Officer, the Board awarded Mr. Cameron 6,311,774 restricted stock units, subject to Mr. Cameron’s continued employment with the Company through each such date.

Financing Initiatives:

On March 11, 2020, the Company filed a Form D with the SEC regarding a $5 million Convertible Note offering. To date, the Company has raised $1,485,000 from 13 investors. The unsecured notes accrue interest at 20% per annum. At any time, the noteholder may convert the principal amount and accrued interest outstanding into Units where each $0.50 of principal amount and accrued interest due shall convert into (a “Unit”) of one share of common stock and one three-year warrant exercisable into one-half of an additional share of common stock at a per share exercise price of $0.50 per share.

The Company issued the securities in a transaction exempt from the registration requirements of the Securities Act in reliance under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated thereunder due to the fact that the offering did not involve a public offering of securities, there was no advertisement of the securities or solicitation of the investors and all of the investors were accredited investors as that term is defined under Rule 502(a) of Regulation D promulgated under the Securities Act.

Mergers and Acquisitions:

Beacon Group

On June 30, 2020, the Company consummated its acquisition of the Beacon Group (as defined below) from Beacon Financial Group Pty Ltd., an Australian company (“Beacon”), pursuant to that certain Share and Business Sale Agreement, dated October 21, 2019 (the “Purchase Agreement”), between the Company and Beacon previously reported by the Company on a Form 8-K filed with the U.S. Securities Exchange Commission on October 30, 2019.

Pursuant to the terms of the Purchase Agreement, the Company purchased from Beacon all of the outstanding equity interests in the following Australian entities: (i) The Financial Link Group Pty Ltd, (ii) Interactive Mortgage and Finance Pty Ltd and (iii) CCS Operations Pty Ltd. (collectively, the “Beacon Group”) for consideration of AUD$15.5 million (USD$10,354,500) (the “Purchase Price”) comprised of AUD$5 million (USD$3,451,500) in cash and AUD$10.5 million (USD$7,248,150) in shares of the Company’s Common Stock. The amount of shares of Company Common Stock issuable are under the Purchase Agreement is based on the volume weighted average price (VWAP) of the Company’s Common Stock for the seven (7) trading days ending on the first trading day immediately preceding the date of determination but in no event at less than AUD$0.25 (USD$0.17) per share (subject to adjustment in the event of a capitalization event by the Company). The Consideration Shares will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or under the securities laws of any state in the United States, and will be issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

The Beacon Group is a diversified financial services firm operating in Australia as a Registered Investment Advisor and provides financial advice through two divisions under an Australian Financial Services License and an Australian Credit License. The group holds distribution agreements with leading financial institutions and also offers finance and mortgage advice services through agreements with various mortgage brokers and aggregators. The accounting business within the Beacon Group is to assist with identifying the most suitable and competitive finance solutions for clients of the Wealth Management network, primarily for those funding the acquisition of investment properties.

Under the terms of the Purchase Agreement, the Company paid Beacon AUD$100,000 ($69,030) in cash upon the completion of the Company’s due diligence in 2020.

Pursuant to the Purchase Agreement, the balance of the Purchase Price is payable in three installments: (i) AUD$1 million (USD$690,300) in cash and AUD$4.5 million (USD$3,106,350) in Company Common Stock on June 30, 2020; (ii) AUD$1 million (USD$690,300) in cash and AUD$1.5 million (USD$1,035,450) in Company Common Stock on June 30, 2021; and (iii) AUD$2 million ($1,380,600) in cash and $4.5 million (USD$3,106,350) in Company Common Stock on June 30, 2022. As per the Agreement, the cash consideration payable in the second installment was subsequently reduced to AUD$616,370 (USD$425,580) due to lower earnings of the Beacon Group and the due date was extended to August 31, 2021.

On June 30, 2020, in satisfaction of the first installment of the Purchase Price, the Company paid Beacon AUD$0.8 million (USD$552,240) in cash and issued to Beacon an aggregate of 7,983,162 unregistered shares of Common Stock based on the USD$0.778 VWAP of the Company’s Common Stock for the seven (7) trading days prior to such date.

Each of the three June 30, 2020, 2021 and 2022 installments is subject to and conditioned upon Beacon Group recording at least AUD$3 million (USD$2,070,900) in net revenue per each fiscal year ending June 30th based on the existing business resources as of the Closing Date. In the event that the Beacon Group does not meet the revenue target in full for each fiscal year, then the Purchase Price then payable in respect of such fiscal year is proportionately reduced.

Under the terms of the Purchase Agreement, in the event the Company does not remit the cash component of the Purchase when due, then, subject to a three month grace period, Beach is authorized, upon written notice to the Company within 10 business days of the end of such period, to unwind the transaction (the “Unwind Provision”) whereupon the Company shall return Beacon Group to Beacon and Beacon shall return the Consideration Shares issued as of such date to the Company. Accordingly, until the Purchase Price has been paid in full, the Company will maintain the separate corporate existence of each company in the Beacon Group.

On June 30, 2020, the Company issued 7,983,162 unregistered shares of Common Stock to Beacon based on the USD$0.778 VWAP of the Company’s Common Stock for the seven (7) trading days prior to such date. The Company issued the securities in a transaction exempt from the registration requirements of the Securities Act in reliance under Section 4(a)(2) promulgated thereunder due to the fact that the offering did not involve a public offering of securities.

The Purchase Agreement contained customary representations, warranties, covenants and indemnification provisions. The closing of the transaction contemplated under the Purchase Agreement was subject to the obtaining by the Beacon Group of all required Australian governmental and regulatory authorities and other customary closing conditions.

The foregoing description of the Purchase Agreement, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Purchase Agreement. A copy of the Purchase Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities Exchange Commission on October 30, 2019 and is incorporated herein by reference.

Note — USD$ amounts stated above are estimates based on the exchange rate of AUD$1 = USD$0.69030 on June 30, 2020. Actual payments in USD$ depend on the AUD$ to USD$ exchange rate at the time of actual payment.

Ballast Holdings

On June 30, 2020, the Company consummated its acquisition of Ballast Holdings Pty Ltd, an Australian corporation (“Ballast”), pursuant to that certain Share Purchase Agreement, dated June 30, 2020 (the “Purchase Agreement”), by and among, the Company, Ballast, Ballast Holdings Pte Ltd, the 100% owner of Ballast (the “Seller”), and Wayne Blazejczk who had operational control over Ballast. Pursuant to the Purchase Agreement, the Company acquired 100% of the 1,002,000 issued and outstanding shares of capital stock of Ballast from the Seller in consideration for shares of the Company’s Common Stock (defined in the Purchase Agreement as the “Consideration Shares” and issuable in three tranches as set forth below), a sum of AUD$950,0000 (USD$655,785) by July 31, 2020, the sum of AUD$2,550,000 (USD$1,760,265) by August 31, 2020 or such other date as may be agreed on less the capped liability.

The Consideration Shares are comprised of (i) 9,685,375 shares of the Company’s Common Stock issued on June 30, 2020; (ii) 9,685,375 shares of the Company’s Common Stock issuable within seven (7) days of the Seller’s delivery of Ballast’s audited financial statements for the period ended June 30, 2020; and (iii) 3,750,000 shares of the Company’s Common Stock in respect to the advisory book of funds under either advise or management issuable on August 31, 2020.

Ballast operates as a holding entity for its operating subsidiaries: Ballast Accountants Pty Ltd., Ballast Financial Planning Pty Ltd. and Ballast Superannuation Management Pty Ltd. (collectively, the “Ballast Group”). The Ballast Group provides a comprehensive range of accounting and taxation advice and solutions for investors and small- to-medium businesses. Its services include tax planning and structuring, management and cashflow reporting, tax returns and ASIC compliance, including a SMSF specialist practice and can also assist with buying and selling businesses. The Ballast Group also offers finance and mortgage advice services through agreements with various mortgage brokers and aggregators.

On June 30, 2020, the Company issued 9,685,375 unregistered shares of Common Stock to Ballast Holdings Pte Ltd valued at USD1.00 per share. The Company issued the securities in a transaction exempt from the registration requirements of the Securities Act in reliance under Section 4(a)(2) promulgated thereunder due to the fact that the offering did not involve a public offering of securities.

The Purchase Agreement contained customary representations, warranties, covenants and indemnification provisions, including, among others, a covenant that required Mr. Blazejczk to conduct Ballast’s business in the ordinary course of business, consistent with past practice and to comply with certain covenants regarding the operations of its business until the total purchase price is paid.

The closing of the transactions contemplated under the Purchase Agreement was subject to the obtaining by the Ballast and the Seller of all required Australian governmental and regulatory authorities and other customary closing conditions.

The foregoing description of the Purchase Agreement, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Purchase Agreement, a copy of which is filed as Exhibit 10.2 to this Form 8-K.

Note — USD$ amounts stated above are estimates based on the exchange rate of AUD$1 = USD$0.69030 on June 30, 2020. Actual payments in USD$ depend on the AUD$ to USD$ exchange rate at the time of actual payment.

Reverse Stock Split:

On June 30, 2020, the Board of Directors of the Company approved and recommended for stockholder approval, a 1-for-2 reverse stock split of the outstanding shares of common stock of the Company, with fractional shares resulting from the reverse stock split to be rounded up to the nearest whole number (the “Reverse Stock Split”). On June 30, 2020, the Company received a written consent in lieu of a meeting by the holders of an aggregate of 31,280,639 shares of common stock representing 52.85% of the voting power the outstanding common stock (the “Majority Stockholders”) authorizing the Reverse Stock Split.

The Reverse Stock Split will become effective no earlier than the 20 days after the Company files a Definitive Information Statement on Schedule 14C with the SEC and files an amendment to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Wyoming.

Notwithstanding the foregoing, the Reverse Stock Split will not become reflected in the marketplace until announced by the Financial Industry Regulatory Authority (“FINRA”). The Company is required to notify FINRA of the intended Reverse Stock Split by filing an Issuer Company Related Action Notification Form under FINRA Rule 6490 and Rule 10b-17 under the Securities Exchange Act of 1934, as amended. However, the Reverse Stock Split will not be announced by FINRA or effected on the OTC Markets trading platform until the Company becomes current with its quarterly and annual reporting requirements with the SEC. The Company is currently working towards becoming current in its SEC reports.

Repurchase of Stock and Convertible Note:

Pursuant to a Stock Purchase Agreement, dated as of June 30, 2020 (the “Purchase Agreement”), between the Company, Brisbane, LLC (“Brisbane”), and Roy Rose, the former Chairman and CEO of the Company, the Company purchased an aggregate of 2.5 million (2,500,000) shares of common stock of the Company held by Brisbane (the “Shares”) and a $100,000 convertible promissory note of the Company held by Roy Rose (the “Convertible Note”). In consideration for the Shares and Convertible Note, the Company issued to each Brisbane and Roy Rose a promissory note in the principal amount of US$100,000 interest free and due October 28, 2020 (the “Notes”). The Purchase Agreement and the Notes contain customary representations and warranties and events of default. The Notes are unsecured and non-recourse. The Company deemed the repurchased Shares as treasury stock available for reissuance and the repurchased Convertible Note to be satisfied and extinguished.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of August 13, 2020:

Name	Age	Position
Russell Cameron	59	Chief Executive Officer, Chief Financial Officer and Director
Warwick Kerridge	59	Chairman of the Board and Director

Our board of directors currently consists of two members. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal. Board vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. Our board may establish the authorized number of directors from time to time by resolution.

Our executive officers are each appointed by the board and serve at the board’s discretion. There are no family relationships among our officers or directors.

Executive Officers

Russell Cameron. Mr. Cameron has been serving as the Chief Executive Officer, Chief Financial Officer and Director of the Company since June 2, 2020. Mr. Cameron has had a very diverse career. His first management position was the acquisition of television broadcast signal for KWBP-TV in Portland, Oregon. During the three years he and his partners owned and operated Portland’s WB affiliate. The station’s rapid growth drew the attention of WB Network Founder and CEO Jamie Kellner, who formed his own broadcast group and purchased the asset for $27 million. His passion for television production and the great outdoors led to investments in media companies and later his own production venture OMG Multi-Media, (“OMG”). Mr. Cameron served as OMG’s President and CEO from 1997 to March 2016. OMG has since created and distributed award-winning television programs including Fishing the West, America’s Outdoor Journal, Camp YMCA, Inside Passage and Western Sport Fishing with Lee Horsley which broadcast on national cable networks Versus, Outdoor Life Network, Fox Sports Network, Outdoor Channel and Comcast Sports Net to name a few. Mr. Cameron earned multiple Telly® Awards (the cable industry equivalent to the Emmy®) for his work, including Best Cable Outdoor Program in 2001 and 2005. From March 2016 to September 2018, he worked in the investment banking industry with Whitestone Investment Network. On September 27, 2018, he co-founded Health Professional Alliance Inc. Mr. Cameron’s extensive/in-depth experience in a variety of areas such as Business Development/Operations, Investment Banking and Finance are among the many attributes that uniquely qualify Mr. Cameron to serve as a member of the Board and CEO of the Company.

Non-Employee Directors

Warwick Kerridge. The Company’s Board appointed Warwick Kerridge to serve as Chairman of the Board, effective on March 9, 2020. Mr. Kerridge, has a distinguished corporate finance career spans nearly 30 years, including Legal, Banking and Financial services, with a particular focus on M&A by using a grounding in Law and expanding on that base through high level executive management experience. In addition to his transactional experience, Mr. Kerridge has led numerous valuation and strategic financial consulting engagements. He has worked extensively in several industries sectors including, but not limited to Biotech, Telco, Media, Property, Banking and Financial services, Film and Television, Funds Management, Mining and Resources. Prior to founding Capital land Advisory in February 2019, Mr. Kerridge between 2005 and 2009, held management positions with O’Connell Partner, Pitt Capital Partners (wholly-owned subsidiary of Australia’s oldest listed investment house, Washington H. Soul Pattinson & Company) and between 1987 and 2005 with Capital Finance Australia (Lloyds Banking Group and Bank of Scotland). Mr. Kerridge’s extensive experience in a variety of areas such as corporate finance, M&A, as well as executive management experience are among the many attributes that uniquely qualify Mr. Kerridge to serve as a Chairman of the Board of the Company.

On January 2, 2020, Roy Rose resigned as a chairman of the Board of the Company to pursue other opportunities. Mr. Rose’s resignation was not in connection with any disagreement with the Company on any matter relating to its operations, policies or practices.

On July 25, 2018, the Board of Directors (the “Board”) of Genesis Financial Inc. (the Company”) appointed Rahul Singh to fill an existing vacancy on the Board effective immediately. On October 20, 2019, Rahul Singh, the Company’s non-executive director, resigned to pursue other opportunities. Mr. Singh’s resignation was not in connection with any disagreement with the Company on any matter relating to its operations, policies or practices.

On March 1, 2019, Gary Larkin resigned from all positions with the Company, including his directorship. Mr. Larkin’s resignation was not related to any disagreement with the operations, practices or policies of the Company.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject or a party to or any other event requiring disclosure under Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company’s equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.

To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended December 31, 2018, all Reporting Persons timely complied with all applicable filing requirements.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Named Executive Officers for services rendered during the fiscal years ended December 31, 2018 and 2017.

2018 Summary Compensation Table

Name	Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)		Totals
Roy Rose	Chief Executive Officer	2018	$46,125	-0-	-0-	-0-		$46,125
		2017	$-0-	-0-	-0-	-0-		$-0-

Gary Larkin	Chief Executive Officer,	2018	$108,625	-0-	-0-	-0-		$108,625
	EPOINT Payment Corp.	2017	$275,500	-0-	-0-	-0-		$275,500

Mark Attinger	President and Chief	2018	$82,500	-0-	-0-	1,398,250	(1)	$432,063
	Operating Officer	2017	$-0-	-0-	-0-	-0-		$-0-

Murray Smith	Chief Financial Officer	2018	$50,000	-0-	-0-	-0-		$50,000
		2017	$-0-	-0-	-0-	-0-		$-0-

(1)	Amounts reflect the aggregate grant date fair value of the 1,750,000 shares of common stock underlying the stock option on the date of grant (with an exercise price of $3.00 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest quarterly over a two-year period. The assumptions used to calculate the value of the stock options are set forth in Note 6 in the Notes to Audited Consolidated Financial Statements contained in this Annual Report.

All Other Compensation

None

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding as of December 31, 2018.

		Option Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark Attinger	May 22, 2018	437,500	1,312,500	$3.00	May 22, 2028 (1)

(1)	1,750,000 options expired unexercised on January 23, 2019, 90 days after Mr. Attinger’s resignation from the Company.

Employment Agreements

We have agreements with certain of our named executive officers, which include provisions regarding post-termination compensation. We do not have a formal severance policy or plan applicable to our executive officers as a group. The following summaries of the employment agreements are qualified in their entirety by reference to the text of the employment agreements, as amended, which have been filed as Form 8-K dated February 22, 2018 and disclosed in our Form 8-K filed on June 7, 2018 but have been terminated as of the filing date of this Form 10-K.

Compensation of Directors

2018 Director Compensation

The following table sets forth information regarding compensation earned by or paid to our non-employee directors during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Total ($)
Roy Rose	$-0-	$-0-	$-0-		$-0-
Gary Larkin	$-0-	$-0-	$-0-		$-0-
Rahul Singh	$-0-	$-0-	$24,750	(1)	$24,750

(1)	Amounts reflect the aggregate grant date fair value of the 150,000 shares of common stock underlying the stock option on the date of grant (with an exercise price of $4.10 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest quarterly over a two-year period. The assumptions used to calculate the value of the stock options are set forth in Note 6 in the Notes to Consolidated Financial Statements on page F-12.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of August 13, 2020 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of August 13, 2020, we had 56,688,110 shares of common stock outstanding.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of August 13, 2020 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address (1)	Number of Common Shares Beneficially Owned (2)	Percent Beneficially Owned

Directors and Officers:
Russell Cameron, CEO, CFO and Director (3)	6,311,774	11.1%

Warwick Kerridge, Chairman of the Board and Director	-	0.0%

All directors and officers as a group (2 persons)	6,311,774	11.1%

5% or more shareholders:
AD Securities America LLC (4)	10,825,807	19.1%

Ballast Holdings Pte Ltd (5)	9,685,375	17.1%

J. Otis Winters (6)	10,514,563	16.9%

Ann Winters (7)	10,514,563	16.9%

Beacon Financial Group Pty Ltd. (8)	7,983,162	14.1%

(1) Unless otherwise noted, the address is c/o Genesis Financial, Inc., 445 Park Avenue, Suite 922, New York, New York 10022.

(2) Applicable percentages are based on 56,688,110 shares of Common Stock outstanding as of August 13, 2020. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(3) Held indirectly through the Cameron Group, LLC of which Russell Cameron has voting and dispositive control.

(4) Tim Alford holds sole voting and dispositive control of these securities. The address of AD Securities America LLC is 445 Park Avenue, Suite 922, New York, New York 10022.

(5) A Singapore company located at 51 Victoria Park Rd, Singapore (266525). Wayne Blazejczk is a director of Ballast Holdings Pte Ltd.

(6) Comprised of (i) 5,000,000 shares held directly by J. Otis Winters’s spouse, Ann Winters; (ii) 500,000 warrants held in the name of J. Otis Winters’s son, Paul Winters; (iii) 431,508 warrants held by J. Otis Winters; and (iv) 4,583,055 shares redeemable from a convertible note held by J. Otis Winters.

(7) Comprised of (i) 5,000,000 shares held directly; (ii) 500,000 warrants held in the name of Ann Winters’s son, Paul Winters; (iii) 431,508 warrants held by Ms. Winter’s spouse, J. Otis Winters; and (iv) 4,583,055 shares redeemable from a convertible note held by J. Otis Winters.

(8) An Australian company located at 90 Vulture Street, West End, Brisbane QLD 4101.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions since the beginning of the Company’s fiscal year ended December 31, 2018 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described above under the headings “Compensation of Directors” and “Executive Compensation.” As of the date of this Annual Report on Form 10-K, there are no proposed transactions as described in the foregoing sentence.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BF Borgers CPA, PC serves as our registered independent accountant and has audited our financial statements for the year ended December 31, 2018. Fruci & Associates II, PLLC served as our registered independent accountant and has audited our financial statements for the year ending December 31, 2017.

The following table presents fees for professional audit services rendered by BF Borgers CPA, PC for the year ended December 31, 2018 and Fruci & Associates II, PLLC for the year ended December 31, 2017 and fees billed for other services rendered.

Fiscal Year	2018	2017
Audit -Related Fees*	$-	$24,500
Tax Fees	-	-
All other Fees	-	-
Total Fees	$-	$24,500

* Audit fees for 2018 were not yet determined at the date of filing.

Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements. The Board of Directors acts as the Audit Committee.

PART IV

Item 15. EXHIBITS.

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements

The financial statements filed as part of this Annual Report are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

Report of Independent Registered Public Accounting Firm	F-1

Audited Consolidated Balance Sheets at December 31, 2018 and 2017	F-2

Audited Consolidated Statements of Stockholder’s Deficit for Years ended December 31, 2018 and 2017	F-4

Audited Consolidated Statements of Cash Flows for Years ended December 31, 2018 and 2017	F-5

Notes to Audited Consolidated Financial Statements for Years Ended December 31, 2018 and 2017	F-5

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements within this Annual Report.

3. Exhibits

The exhibits listed below are filed or furnished as part of this Annual Report.

Exhibit Number	Description	Filed as an Exhibit and Incorporated by Reference Herein.
2.1	Capital Stock Exchange Agreement dated September 8, 2017	Exhibit 2 to Form 8-K filed September 11, 2017
3.1	Articles of Incorporation	Exhibit 3.1 to Form SB-2 filed February 20, 2003
3.2	Amended and Restated Articles of Incorporation	Exhibit 3.2 to Form SB-2 filed February 20, 2003
3.3	Articles of Amendment Creating Series A Cumulative Preferred Stock	Exhibit 3.3 to Form SB-2 Amendment No. 3 filed July 3, 2003
3.4	Articles of Amendment Creating Series B Preferred Stock	Exhibit 3.1 to Form 8-K filed December 8, 2010
3.5	Bylaws	Exhibit 3.6 to Form SB-2 filed February 20, 2003
3.6	Articles of Amendment November 13, 2017	Exhibit 3.2 to Form 8-K filed November 21, 2017
3.7	Articles of Domestication	Exhibit 3 to Form 8-K filed February 16, 2016
4.1	Form of Warrant issued February 15, 2019	Exhibit 4.1 to Form 8-K filed February 22, 2018
10.1	Management and Loan Servicing Agreement with Genesis Holdings, Inc. dated April 16, 2004	Exhibit 10.1 to Form 10-K filed April 23, 2010
10.2	Management and Loan Servicing Agreement with Genesis Holdings II, Inc. dated July 15, 2008	Exhibit 10.2 Form 10-K filed August 11, 2010
10.3	Promissory Note with American West Bank dated October 14, 2004	Exhibit 10.2 to Form 10-K filed April 23, 2010
10.4	Warehousing Line of Credit Promissory Note Agreement with Coghlan Family Corporation dated April 18, 2006	Exhibit 10.3 to Form 10-K filed April 23, 2010
10.5	Promissory Note with Riverbank dated June 29, 2009	Exhibit 10.1 to Form 10-K filed August 11, 2010
10.6	Form of Flyback Energy, Inc. Series B Preferred Stock Purchase Agreement including Stock Warrant	Exhibit 10.6 to Form 10-K filed April 13, 2012
10.7	Form of Flyback Energy, Inc. Amended and Restated Investor Rights Agreement	Exhibit 10.7 to Form 10-K filed April 13, 2012
10.8	Form of Promissory Note relating to Flyback Energy, Inc.	Exhibit 10.8 to Form 10-K filed April 13, 2012
10.9	Form of Purchase Agreement with AWG International, Inc. dba AWG International Water Corp	Exhibit 10.9 to Form 10-K filed April 13, 2012
10.10	Form of Common Stock Purchase Warrant AWG International, Inc. dba AWG International Water Corp	Exhibit 10.10 to Form 10-K filed April 13, 2012
10.11	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2010	Exhibit 10.3 to Form 10-K filed August 11, 2010
10.12	Warehousing Line of Credit Agreement with Coghlan Family Corporation dated January 1, 2008	Exhibit 10.4 to Form 10-K filed August 11, 2010
10.13	Corporate Restructuring Agreement with Genesis Financial Corporation dated December 27, 2008, effective January 1, 2009	Exhibit 10.2 to Form 10-K filed August 11, 2010

Exhibit Number	Description	Filed as an Exhibit and Incorporated by Reference Herein.
10.14	Form of $250,000 Convertible Note Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	Exhibit 10.14 to Form 10-K filed April 13, 2012
10.15	Form of $250,000 Convertible Note Subscription Agreement between John R. Coghlan and Genesis Financial dated December 15, 2010	Exhibit 10.15 to Form 10-K filed April 13, 2012
10.16	Form of Security Agreement related to $250,000 Convertible Promissory Note Agreement with John R. Coghlan dated December 15, 2010	Exhibit 10.16 to Form 10-K filed April 13, 2012
10.17	September 29, 2010 documentation regarding the assignment of certain properties and the business note to Coghlan Family Corporation	Exhibit 10.17 to Form 10-K filed April 13, 2012
10.18	First Amendment to Warehouse Line of Credit Promissory Note	Exhibit 10.18 to Form 10-K filed March 25, 2014
10.19	$50,000 Promissory Note with Placer Creek	Exhibit 10.19 to Form 10-K filed March 25, 2014
10.20	$100,000 Promissory Note with Placer Creek	Exhibit 10.20 to Form 10-K filed March 25, 2014
10.21	Amendment to Warehouse Line of Credit	Exhibit 10.1 to Form 10-Q filed November 4, 2016
10.22	Loan Agreement and Promissory Note November 13, 2017	Exhibit 10.22 to Form 10-K filed February 14, 2018
10.23	Membership Interest Exchange Agreement dated as of February 13, 2018 between Genesis Financial, Inc. and Fintech Holdings LLC.	Exhibit 10.1 to Form 8-K filed February 22, 2018
10.24	Membership Interest Purchase Agreement dated as of February 13, 2018 between Epoint Payment Corp., as Purchaser, WNLI Holdings, Inc., as Seller, and Smartpay Leasing LLC.	Exhibit 10.2 to Form 8-K filed February 22, 2018
10.25*	Employment Agreement dated as of February 15, 2018 between Roy Rose and Genesis Financial, Inc.	Exhibit 10.3 to Form 8-K filed February 22, 2018
10.26*	Employment Agreement dated as of February 15, 2018 between Gary Larkin and Genesis Financial, Inc.	Exhibit 10.4 to Form 8-K filed February 22, 2018
10.27*	Employment Agreement dated as of February 15, 2018 between Murray Smith and Genesis Financial, Inc.	Exhibit 10.5 to Form 8-K filed February 22, 2018
10.28*	License Agreement between Fintech Investments, Inc. and 3rd Rock Communications, Inc. dated December 15, 2014 and all subsequent amendments.	Exhibit 10.6 to Form 8-K filed February 22, 2018
10.29*	Asset Sale and Purchase Agreement dated as of February 15, 2018 between Genesis Financial Inc. and Coghlan Family Corporation.	Exhibit 10.7 to Form 8-K filed February 22, 20918
10.30	Share and Business Sale Agreement, dated as of October 21, 2019 between Genesis Financial, Inc. and Beacon Financial Group Pty Ltd.	Exhibit 10.1 to Form 8-K filed October 30, 2019
10.31	First Amendment to Membership Interest Purchase Agreement dated May 10, 2018 by and among Genesis Financial Inc., WNLI Holdings, Inc. and SmartPay Leasing LLC	Exhibit 10.1 to Form 8-K filed March 16, 2018
10.32	Share Purchase Agreement, dated June 30, 2020, by and among, Ballast Holdings Pte Ltd, Ballast Holdings Pty Ltd, Wayne Blazejczk and Genesis Financial, Inc.	Filed herewith
14	Code of Ethical Conduct	Exhibit 14 to Form 10-K filed April 23, 2010
16.1	Letter to the Securities and Exchange Commission from Peterson Sullivan LLP	Exhibit 16.1 to Form 8-K filed March 24, 2020
21.1	Subsidiaries of the Registrant	Filed herewith
31.1	CEO and CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101.SCH**	XBRL Inline Taxonomy Extension Schema Document.	Furnished herewith
101.CAL**	XBRL Inline Taxonomy Extension Calculation Linkbase Document.	Furnished herewith
101.DEF**	XBRL Inline Taxonomy Extension Definition Linkbase	Furnished herewith
101.LAB**	XBRL Inline Taxonomy Extension Label Linkbase Document.	Furnished herewith
101.PRE**	XBRL Inline Taxonomy Extension Presentation Linkbase Document.	Furnished herewith
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith

* Management contracts and compensatory plans.

**These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS FINANCIAL, INC.

Dated: August 13, 2020	By:	/s/ Russell Cameron
Russell Cameron
Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Russell Cameron	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director	August 13, 2020
Russell Cameron	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

/s/ Warwick Kerridge	Chairman of the Board and Director	August 13, 2020
Warwick Kerridge

